Form 10-Q
period 2015-02-28
SUNRISE TOURS, INC.
filed 2015-04-14
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-199210

SUNRISE TOURS, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction

of Incorporation or Organization)

90-1007098 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Sunrise Tours, Inc.

Holderbuschweg, 46

Stuttgart, Germany 70563

(Address of principal executive offices)

Tel. Tel. +49 71112890992

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 13, 2015
Common Stock, $0.001	10,630,000

2 | Page

SUNRISE TOURS, INC.

Form 10-Q

3 | Page

Part 1. FINANCIAL INFORMATION

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 28, 2015 (UNAUDITED)	AUGUST 31, 2014
ASSETS
Current Assets
Cash	$ 15,891	$ 9,054
Prepaid expenses	150
Total current assets	16,041	9,054
Non-Current Assets
Camera	1,696	-
Total non-current assets	1,696	-

Total Assets	$ 17,737	$ 9,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 3,566	$ 1,066
Prepaid Revenue	1,000
Total current liabilities	4,566	1,066

Total Liabilities	4,566	1,066

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,630,000 shares issued and outstanding (9,000,000 shares issued and outstanding as of August 31, 2014)	10,630	9,000
Additional paid-in-capital	14,670	-
Subscriptions receivable	(3,000)
Deficit accumulated during the development stage	(9,129)	(1,012)
Total Stockholders’ Equity	13,171	7,988

Total Liabilities and Stockholders’ Equity	$ 17,737	$ 9,054

The accompanying notes are an integral part of these financial statements.

4 | Page

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014

Revenues	$ 1,500	$ -	$ 1, 500	$ -
Operating expenses
General and administrative expenses	2,410	141	9,617	161
Net loss from operations	(910)	(141)	(8,117)	(161)

Loss before taxes	(910)	(141)	(8,117)	(161)

Provision for taxes		-		-

Net loss	$ (910)	$ (141)	$ (8,117)	$ (161)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	9,043,333	600,000	9,021,547	298,343

 * Denotes a loss of less than $(0.01) per share

**No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

5 | Page

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended February 28, 2015	Six months ended February 28, 2014
Operating Activities
Net loss	$ (8,117)	$ (161)
Amortization	154
Prepaid expenses	(150)
Prepaid revenue	1,000
Net cash used in operating activities	(7,113)	(161)

Investing Activities	(1,850)
Net cash provided by (used in) investing activities	(1,850)	-
Financing Activities
Proceeds from sale of common stock	13,300	9,000
Proceeds from loan from shareholder	2,500	99
Net cash provided by financing activities	15,800	9,099
Net increase in cash and equivalents	6,837	8,938

Cash and equivalents at beginning of the period	9,054	200

Cash and equivalents at end of the period	$ 15,891	$ 9,138
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

SUNRISE TOURS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

SUNRISE TOURS, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”) and has adopted a August 31 fiscal year end. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since March 19, 2013 (“Inception”) through February 28, 2015 the Company  has accumulated losses of $9,129.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (March 19, 2013) resulting in an accumulated deficit of $9,129 as of February 28, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is August 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2015 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the three month periods ended February 28, 2015 and 2013 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

7 | Page

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2015, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during six month periods ended February 28, 2015 and 2014.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

8 | Page

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of February 28, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

Property and equipment are recorded at cost. The Company uses the straight-line method in computing depreciation for financial reporting and income tax purposes.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000.

In February 2015, the Company issued 1,630,000 shares of its common stock at $0.01 per share for total proceeds of $16,300.

As at February 28, 2015, 10,630,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

As of February 28, 2015 the Company had net operating loss carry forwards of $9,129 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – LOAN FROM SHAREHOLDER

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since March 19, 2013 (Inception) through February 28, 2015, the Company’s sole shareholder and director loaned the Company $3,566 to pay for incorporation costs and operating expenses.  As of February 28, 2015, the amount outstanding was $3,566. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, March 18, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Sunrise Tours, Inc. was incorporated in the State of Nevada on March 19, 2013 and established a fiscal year end of August 31. We maintain our statutory registered agent's office at 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074. Our business office is located at Holderbuschweg, 46, Stuttgart, Germany 70563. Our telephone number is +49 71112890992 .

Service description

We intend to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. The main idea of the business is the creating 3D panoramas and 3D virtual tours for potential clients in Stuttgart, Germany. There are many businesses such as museums, bars, restaurants, SPAs, automobile showrooms, tourists points and etc. which want to communicate with their present and potential clients by using new technologies and presentation materials of their service. We believe that a virtual tour is effective marketing tool for every business, which is connected with entertainment and culture. A virtual tour is a simulation of an existing location, usually composed of a sequence of videos or still images. It may also use other multimedia elements such as sound effects, music, narration, and text. It is distinguished from the use of live television to affect tele-tourism. Virtual tour is often used to describe a variety of videos and photographic-based media. Panorama indicates an unbroken view, since a panorama can be either a series of photographs or panning video footage.

RESULTS OF OPERATIONS

As of February 28, 2015, we had total assets of $17,737 and total liabilities of $4,566.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Months Period Ended February 28, 2015 compared to the Three Months Period Ended February 28, 2014

Revenue

During the three months period ended February 28, 2015 we had recognized $1,500 in revenue compared to $0 during the three months period ended February 28, 2014.

Operating Expenses

During the three month period ended February 28, 2015, we incurred general and administrative expenses of $2,410 compared to $141 during the three months period ended February 28, 2014. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended February 28, 2015 was $910 compared to $141 during the three months period ended February 28, 2014.

Six Months Period Ended February 28, 2015 compared to the Six Months Period Ended February 28, 2014

Revenue

During the six months period ended February 28, 2015 we had recognized $1,500 in revenue compared to $0 during the six months period ended February 28, 2014.

Operating Expenses

During the six month period ended February 28, 2015, we incurred general and administrative expenses of $9,617 compared to $161 during the six months period ended February 28, 2014. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six months period ended February 28, 2015 was $8,117 compared to $161 during the six months period ended February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015

As at February 28, 2015 our current assets were $16,041 compared to $9,054 in current assets at August 31, 2014. As at February 28, 2015, our current liabilities were $4,566 compared to $1,066 in current liabilities at August 31, 2014.

Stockholders’ equity increased from $7,988 as of August 31, 2014 to $13,171 as of February 28, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Six month period ended February 28, 2015, net cash flows used in operating activities was $7,113 consisting of  net loss of 8,117, amortization of $154 increase in prepaid expenses of $150 and prepaid revenue of $1,000.

11 | Page

Cash Flows from Investing Activities

Net cash used in investing activities during the Six months period ended February 28, 2015 was $1,850.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six months period ended February 28, 2015 net cash flows from financing activities was $15,800 received from proceeds from issuance of common stock and proceeds from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

 ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the Six months periods ended February 28, 2015.

ITEM 3. OTHER INFORMATION

None

13 | Page

ITEM 4. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TOURS, INC.
Dated: April 13, 2015	By:/s/Alexander Karpetskiy
Alexander Karpetskiy, President and Chief Executive Officer and Chief Financial Officer

14 | Page