Form 10-Q
period 2015-05-31
SUNRISE TOURS, INC.
filed 2015-06-19
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 19, 2015
Common Stock, $0.001	11,600,000

2 | Page

SUNRISE TOURS, INC.

Form 10-Q

3 | Page

Part 1. FINANCIAL INFORMATION

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	MAY 31, 2015 (UNAUDITED)	AUGUST 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash	$ 20,694	$ 9,054
Prepaid expenses	150
Total current assets	20,844	9,054
Non-Current Assets
Fixed assets	1,542	-
Total non-current assets	1,542	-

Total Assets	$ 22,386	$ 9,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 3,566	$ 1,066
Total current liabilities	3,566	1,066

Total Liabilities	3,566	1,066

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,600,000 shares issued and outstanding (9,000,000 shares issued and outstanding as of August 31, 2014)	11,600	9,000
Additional paid-in-capital	23,400	-
Subscriptions receivable	(800)
Deficit accumulated during the development stage	(15,380)	(1,012)
Total Stockholders’ Equity	18,820	7,988

Total Liabilities and Stockholders’ Equity	$ 22,386	$ 9,054

The accompanying notes are an integral part of these financial statements.

4 | Page

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended May 31, 2015	Three months ended May 31, 2014	Nine months ended May 31, 2015	Nine months ended May 31, 2014

Revenues	$ 1,000	$ -	$ 2, 500	$ -
Operating expenses
General and administrative expenses	7,250	367	16,868	528
Net loss from operations	(6,250)	(367)	(14,368)	(528)

Loss before taxes	(6,250)	(367)	(14,368)	(528)

Provision for taxes		-		-

Net loss	$ (6,250)	$ (367)	$ (14,368)	$ (528)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,913,478	9,000,000	9,726,264	3,230,769

 * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

5 | Page

SUNRISE TOURS, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended May 31, 2015	Nine months ended May 31, 2014
Operating Activities
Net loss	$ (14,368)	$ (528)
Amortization	308
Prepaid expenses	(150)
Net cash used in operating activities	(14,210)	(528)

Investing Activities
Increase in fixed assets	(1,850)
Net cash provided by (used in) investing activities	(1,850)	-
Financing Activities
Proceeds from sale of common stock	25,200	9,000
Proceeds from loan from shareholder	2,500	424
Net cash provided by financing activities	27,700	9,424
Net increase in cash and equivalents	11,640	8,896

Cash and equivalents at beginning of the period	9,054	200

Cash and equivalents at end of the period	$ 20,694	$ 9,096
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

SUNRISE TOURS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

SUNRISE TOURS, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”) and has adopted August 31 fiscal year end.  The Company intends to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Since March 19, 2013 (“Inception”) through May 31, 2015 the Company  has accumulated losses of $15,380.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (March 19, 2013) resulting in an accumulated deficit of $15,380 as of May 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

For the three month periods ended May 31, 2015 and 2014 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2015, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during nine month periods ended May 31, 2015 and 2014.

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

Stock-Based Compensation

As of May 31, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

In November 2014, the Company purchased camera. It is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000.

For the nine month period ended May 31, 2015, the Company issued 2,600,000 shares of its common stock at $0.01 per share for total proceeds of $26,000.

As at May 31, 2015, 11,600,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $15,380 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since March 19, 2013 (Inception) through May 31, 2015, the Company’s sole shareholder and director loaned the Company $3,566 to pay for incorporation costs and operating expenses.  As of May 31, 2015, the amount outstanding was $3,566. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued, June 17, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

As of May 31, 2015, we had total assets of $20,844 and total liabilities of $3,566.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Months Period Ended May 31, 2015 compared to the Three Months Period Ended May 31, 2014

Revenue

During the three months period ended May 31, 2015 we had recognized $1,000 in revenue compared to $0 during the three months period ended May 31, 2014.

Operating Expenses

During the three month period ended May 31, 2015, we incurred general and administrative expenses of $7,250 compared to $367 during the three months period ended May 31, 2014. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended May 31, 2015 was $6,250 compared to $367 during the three months period ended May 31, 2014.

Nine Months Period Ended May 31, 2015 compared to the Nine Months Period Ended May 31, 2014

Revenue

During the nine months period ended May 31, 2015 we had recognized $2,500 in revenue compared to $0 during the nine months period ended May 31, 2014.

Operating Expenses

During the nine month period ended May 31, 2015, we incurred general and administrative expenses of $16,868 compared to $528 during the nine months period ended May 31, 2014. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the nine months period ended May 31, 2015 was $14,368 compared to $528 during the nine months period ended May 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015

As at May 31, 2015 our current assets were $20,844 compared to $9,054 in current assets at August 31, 2014. As at May 31, 2015, our current liabilities were $3,566 compared to $1,066 in current liabilities at August 31, 2014.

Stockholders’ equity increased from $7,988 as of August 31, 2014 to $18,820 as of May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the Nine month period ended May 31, 2015, net cash flows used in operating activities was $14,210 consisting of  net loss of 14,368, amortization of $308 and increase in prepaid expenses of $150.

11 | Page

Cash Flows from Investing Activities

Net cash used in investing activities during the Nine months period ended May 31, 2015 was $1,850.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Nine months period ended May 31, 2015 net cash flows from financing activities was $27,700 received from proceeds from issuance of common stock and proceeds from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the Nine months periods ended May 31, 2015.

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

SUNRISE TOURS, INC.
Dated: June 19, 2015	By:/s/Alexander Karpetskiy
Alexander Karpetskiy, President and Chief Executive Officer and Chief Financial Officer

14 | Page