Form 10-K
period 2015-08-31
SUNRISE TOURS, INC.
filed 2015-10-16
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-199210

SUNRISE TOURS, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction

of Incorporation or Organization)

90-1007098 IRS Employer Identification Number	7389 Primary Standard Industrial Classification Code Number

Sunrise Tours, Inc.

Holderbuschweg, 46

Stuttgart, Germany 70563

(Address of principal executive offices)

Tel. Tel. +49 71112890992

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | PAGE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ X ]

As of October 16, 2015, the registrant had 11,600,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 16, 2015.

2 | PAGE

TABLE OF CONTENTS

3 | PAGE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean SUNRISE TOURS, INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

4 | PAGE

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “SNRT”.Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

5 | PAGE

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended August 31, 2015 was $30,152 compared to a net loss of $570 during the fiscal year ended August 31, 2014. During fiscal year ended August 31, 2015 we have generated $2,500 in revenues. During the fiscal year ended August 31, 2014, we have not generated any revenue.

During the fiscal year ended August 31, 2015, we incurred expenses of $32,652 compared to $570 incurred during the fiscal year ended August 31, 2014.

Liquidity And Capital Resources

As of August 31, 2015 our total assets were $18,902 compared to $9,054 in total assets at August 31, 2014. As of August 31, 2015, our current liabilities were $15,066 compared to $1,066 in current liabilities at August 31, 2014.

As of August 31, 20015, total assets were comprised of $17,364 in cash, $150 in prepaid expenses and $1,388 in fixed assets. As of August 31, 2014, total assets were comprised entirely of $9,054 in cash.

Stockholders’ equity decreased from $7,988 as of August 31, 2014 to $3,836 as of August 31, 2015.

The weighted average number of shares outstanding was 10,198,548 for the year ended August 31, 2015 compared to 8,457,534 for the year ended August 31, 2014.

6 | PAGE

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2015, net cash flows used in operating activities was $29,840. Net cash flows used in operating activities was $570 for the year ended August 31, 2014.

Cash Flows from Investing Activities

For the year ended August 31, 2015, net cash flows used in investing activities was $1,850.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended August 31, 2015, net cash flows from financing activities was $40,000 received from proceeds from issuance of common stock and advance from director. For the year ended August 31, 2014, net cash flows from financing activities was $9,424 received from proceeds from issuance of common stock and advance from director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

7 | PAGE

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2015 and August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | PAGE

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunrise Tours, Inc.

We have audited the accompanying balance sheets of Sunrise Tours, Inc. as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Tours, Inc. as of August 31, 2015 and 2014 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GLLESPIE & ASSOCIATES, PLLC

Seattle, Washington

October 13, 2015

9 | PAGE

SUNRISE TOURS, INC. BALANCE SHEETS (AUDITED)
	AUGUST 31, 2015	AUGUST 31, 2014
ASSETS
Current Assets
Cash	$ 17,364	$ 9,054
Prepaid expenses	150
Total current assets	17,514	9,054
Non-Current Assets
Fixed assets, net of depreciation	1,388	-
Total non-current assets	1,388	-

Total Assets	$ 18,902	$ 9,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 15,066	$ 1,066
Total current liabilities	15,066	1,066

Total Liabilities	15,066	1,066

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,600,000 shares issued and outstanding (9,000,000 shares issued and outstanding as of August 31, 2014)	11,600	9,000
Additional paid-in-capital	23,400	-
Deficit accumulated during the development stage	(31,164)	(1,012)
Total Stockholders’ Equity	3,836	7,988

Total Liabilities and Stockholders’ Equity	$ 18,902	$ 9,054

The accompanying notes are an integral part of these financial statements.

10 | PAGE

SUNRISE TOURS, INC. STATEMENTS OF OPERATIONS (AUDITED)
	Year ended August 31, 2015	Year ended August 31, 2014

Revenues	$ 2,500	$ -
Operating expenses
General and administrative expenses	32,652	570
Net loss from operations	(30,152)	(570)

Loss before taxes	(30,152)	(570)

Provision for taxes	-	-

Net loss	$ (30,152)	$ (570)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,198,548	8,457,534

 * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

11 | PAGE

SUNRISE TOURS, INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MARCH 19, 2013) to AUGUST 31, 2015 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at March 19, 2013, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(442)	(442)
Balances as of August 31, 2013	-	-	-	(442)	(442)
Common shares issued for cash at $0.001 per share on September 23, 2013	9,000,000	9,000	-	-	9,000
Net loss for the year	-	-	-	(570)	(570)
Balances as of August 31, 2014	9,000,000	9,000	-	(1,012)	7,988
Common shares issued for cash at $0.01 per	2,600,000	2,600	23,400		26,000
Net loss for the year				(30,152)	(30,152)
Balances as of August 31, 2015	11,600,000	$ 11,600	$ 23,400	$ (31,164)	$ 3,836

The accompanying notes are an integral part of these financial statements.

12 | PAGE

SUNRISE TOURS, INC. STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended August 31, 2015	Year ended August 31, 2014
Operating Activities
Net loss	$ (30,152)	$ (570)
Amortization	462
Prepaid expenses	(150)
Net cash used in operating activities	(29,840)	(570)

Investing Activities
Increase in fixed assets	(1,850)
Net cash provided by (used in) investing activities	(1,850)	-
Financing Activities
Proceeds from sale of common stock	26,000	9,000
Proceeds from loan from shareholder	14,000	424
Net cash provided by financing activities	40,000	9,424
Net increase in cash and equivalents	8,310	8,854

Cash and equivalents at beginning of the period	9,054	200

Cash and equivalents at end of the period	$ 17,364	$ 9,054
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | PAGE

SUNRISE TOURS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

SUNRISE TOURS, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”) and has adopted August 31 fiscal year end.  The Company intends to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Since March 19, 2013 (“Inception”) through August 31, 2015 the Company  has accumulated losses of $31,164.

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (March 19, 2013) resulting in an accumulated deficit of $31,164 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

For the years ended August 31, 2015 and 2014 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

14 | PAGE

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2015, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended August 31, 2015 and 2014.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

15 | PAGE

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

Stock-Based Compensation

As of August 31, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

In November 2014, the Company purchased camera. It is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. For the year ended August 31, 2015, the depreciation expense was $462.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000.

For the year ended August 31, 2015, the Company issued 2,600,000 shares of its common stock at $0.01 per share for total proceeds of $26,000.

As at August 31, 2015, 11,600,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

As of August 31, 2015 the Company had net operating loss carry forwards of $31,164 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$ 10,907	$ 354
Total deferred tax assets	10,907	354
Less: valuation allowance	(10,907)	(354)
Net deferred tax assets	$ -	$ -

16 | PAGE

The valuation allowance for deferred tax assets as of August 31, 2015 was $10,907. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015 and 2014.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2015 and 2014:

	2015	2014
Federal statutory tax rate	(35.0)%	(35.0) %
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	- %

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

Since March 19, 2013 (Inception) through August 31, 2015, the Company’s sole shareholder and director loaned the Company $15,066 to pay for incorporation costs and operating expenses.  As of August 31, 2015, the amount outstanding was $15,066. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were issued, October 13, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements.

17 | PAGE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  AUGUST 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Alexander Karpetskiy Holderbuschweg, 46, Stuttgart, Germany 70563	28	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Alexander Karpetskiy has acted as our President, Treasurer, Secretary and sole Director since our incorporation on March 19, 2013. There was no any arrangement or understanding between Mr. Karpetskiy and any other person(s) pursuant to which he was selected as a director of the company. Mr. Karpetskiy graduated from University of Stuttgart (Germany), Faculty of Computer Science, Electrical Engineering and Information Technology, Institute of Software Technology in 2009. He obtained a bachelor degree in information systems and technology. From September 2009 till March 2011, Mr. Karpetskiy worked as a director of LLC “AK Web-Studio”. From April 2011 he has been working as a freelance web developer and developing corporate and personal web sites.

Mr. Karpetskiy intends to devote 20 hours a week of his time to planning and organizing activities of Sunrise Tours, Inc. Once we expand operations, and are able to attract more customers to purchase our product, Mr. Karpetskiy has agreed to commit more time as required. Because Mr. Karpetskiy will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

18 | PAGE

During the past ten years, Mr. Karpetskiy has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Karpetskiy was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Karpetskiy’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended August 31, 2015 and 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Alexander Karpetskiy, President, Secretary and Treasurer	Year ended August 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended August 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

19 | PAGE

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Alexander Karpetskiy Holderbuschweg, 46, Stuttgart, Germany 70563	9,000,000 shares of common stock (direct)	77.58%

The percent of class is based on 11,600,000 shares of common stock issued and outstanding as of the date of this annual report.

20 | PAGE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 2013, we issued a total of 9,000,000 shares of restricted common stock to Alexander Karpetskiy, our sole officer and director in consideration of $9,000. Further, Mr. Karpetskiyhas advanced funds to us. As of August 31, 2015, Mr. Karpetskiy advanced us $15,066. The obligation to Mr. Karpetskiydoes not bear interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2015, we incurred approximately $8,800 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2014 and for the reviews of our financial statements for the quarters ended November 30, 2014, February 28, 2015 and May 31, 2015.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1 Registered Auditor's Consent

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE TOURS, INC.
Dated: October 16, 2015	By: /s/ Alexander Karpetskiy
Alexander Karpetskiy, President and Chief Executive Officer and Chief Financial Officer

21 | PAGE