Form 10-Q
period 2015-11-30
SUNRISE TOURS, INC.
filed 2015-12-10
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 10, 2015
Common Stock, $0.001	11,600,000

2 | Page

SUNRISE TOURS, INC.

Form 10-Q

3 | Page

Part 1. FINANCIAL INFORMATION

SUNRISE TOURS, INC. BALANCE SHEETS
	NOVEMBER 30, 2015 (UNAUDITED)	AUGUST 31, 2015 (AUDITED)
ASSETS
Current Assets
Cash	$ 1,504	$ 17,364
Prepaid expenses	8,483	150
Total current assets	9,988	17,514
Non-Current Assets
Fixed assets, net of depreciation	1,234	1,388
Total non-current assets	1,234	1,388

Total Assets	$ 11,221	$ 18,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 15,066	$ 15,066
Accounts payable	100
Total current liabilities	15,166	15,066

Total Liabilities	15,166	15,066

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	23,400	23,400
Deficit accumulated during the development stage	(38,944)	(31,164)
Total Stockholders’ Equity (Deficit)	(3,944)	3,836

Total Liabilities and Stockholders’ Equity (Deficit)	$ 11,221	$ 18,902

The accompanying notes are an integral part of these financial statements.

4 | Page

SUNRISE TOURS, INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended November 30, 2015	Three months ended November 30, 2014

Revenues	$ -	$ -
Operating expenses
General and administrative expenses	7,781	7,182
Net loss from operations	(7,781)	(7,182)

Loss before taxes	(7,781)	(7,182)

Provision for taxes	-	-

Net loss	$ (7,781)	$ (7,182)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	11,600,000	9,000,000

 * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

5 | Page

SUNRISE TOURS, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended November 30, 2015	Three months ended November 30, 2014
Operating Activities
Net loss	$ (7,781)	$ (7,182)
Prepaid revenue	-	2,000
Amortization	154
Prepaid expenses	(8,333)
Increase in accounts payable	100
Net cash used in operating activities	(15,860)	(5,182)

Investing Activities
Increase in fixed assets	-	(1,850)
Net cash provided by (used in) investing activities	-	(1,850)
Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from loan from shareholder	-	-
Net cash provided by financing activities	-	-
Net increase in cash and equivalents	(15,860)	(7,032)

Cash and equivalents at beginning of the period	17,364	9,054

Cash and equivalents at end of the period	$ 1,504	$ 2,022
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

SUNRISE TOURS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

SUNRISE TOURS, INC. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”) and has adopted August 31 fiscal year end.  The Company intends to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Since March 19, 2013 (“Inception”) through November 30, 2015 the Company  has accumulated losses of $38,944.

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (March 19, 2013) resulting in an accumulated deficit of $38,944 as of November 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015 the Company's bank deposits did not exceed the insured amounts.

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

For the three month periods ended November 30, 2015 and 2014 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2015, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended November 30, 2015 and 2014.

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

Stock-Based Compensation

As of November 30, 2015, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Property and Equipment and Depreciation Policy

In November 2014, the Company purchased camera. It is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. For the Three months ended November 30, 2015, the depreciation expense was $154.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares of its common stock at $0.001 per share for total proceeds of $9,000.

For the year ended August 31, 2015, the Company issued 2,600,000 shares of its common stock at $0.01 per share for total proceeds of $26,000.

As at November 30, 2015, 11,600,000 shares of common stock were issued and outstanding.

NOTE 5 – INCOME TAXES

As of November 30, 2015 the Company had net operating loss carry forwards of $38,944 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

 NOTE 6 - PREPAID EXPENSES

On October 19, 2015, the Company prepaid $10,000 to OTC Market Group Inc. for annual fee for the period from October 1, 2015 to September 30, 2016.  As of November 30, 2015, Company had prepaid expenses of $8,483, consisting of $8,333 prepaid to OTC Markets Group Inc. and $150 prepaid to the auditor.

NOTE 7 – LOAN FROM SHAREHOLDER

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

Since March 19, 2013 (Inception) through November 30, 2015, the Company’s sole shareholder and director loaned the Company $15,066 to pay for incorporation costs and operating expenses.  As of November 30, 2015, the amount outstanding was $15,066. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were issued, December 9, 2015, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

As of November 30, 2015, we had total assets of $11,221 and total liabilities of $15,166.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Months Period Ended November 30, 2015 compared to the Three Months Period Ended November 30, 2014

Revenue

During the three months periods ended November 30, 2015  and 2014, we had not recognized any.

Operating Expenses

During the three month period ended November 30, 2015, we incurred general and administrative expenses of $7,781 compared to $7,182 during the three months period ended November 30, 2014. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended November 30, 2015 was $7,781 compared to $7,182 during the three months period ended November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015

As at November 30, 2015 our total assets were $11,221 compared to $18,902 in total assets at August 31, 2015. As at November 30, 2015, our current liabilities were $15,166 compared to $15,066 in current liabilities at August 31, 2015.

Stockholders’ deficit was $3,944 as of November 30, 2015 compared to stockholders’ equity of $3,836 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2015, net cash flows used in operating activities was $15,860 consisting of  net loss of 7,781, amortization of $154, increase in accounts payable of $100 and increase in prepaid expenses of $8,333.

For the three month period ended November 30, 2014, net cash flows used in operating activities was $5,182 consisting of  net loss of $7,182 and prepaid revenue  of $2,000.

11 | Page

Cash Flows from Investing Activities

Net cash used in investing activities during the three months period ended November 30, 2014 was $1,850, compared to $0 during the three months period ended November 30, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months periods ended November 30, 2015 and 2014 net cash provided by financing activities was $0.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months periods ended November 30, 2015.

ITEM 3. OTHER INFORMATION

None.

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

SUNRISE TOURS, INC.
Dated: December 10, 2015	By:/s/Alexander Karpetskiy
Alexander Karpetskiy, President and Chief Executive Officer and Chief Financial Officer

13 | Page