Form 10-Q
period 2016-02-29
LUBOA GROUP, INC.
filed 2016-05-03
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-199210

LUBOA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 F, No. 102, Bo'ai 2nd Road Zuoying District Kaohsiung City Taiwan, R.O.C.	813
(Address of principal executive offices)	(Zip Code)

+886-75570551
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of April 22, 2016, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)
BALANCE SHEETS

	FEBRUARY 29, 2016	AUGUST 31, 2015
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$-	$17,364
Prepaid expenses	8,465	150
Total current assets	8,465	17,514
Non-Current Assets
Fixed assets, net of depreciation	-	1,388
Total non-current assets	-	1,388

Total Assets	$8,465	$18,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$10,000	$15,066
Accrued expense	625	-
Total current liabilities	10,625	15,066

Total Liabilities	10,625	15,066

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	23,400
Deficit accumulated during the development stage	(51,589)	(31,164)
Total Stockholders' Equity (Deficit)	(2,160)	3,836

Total Liabilities and Stockholders' Equity (Deficit)	$8,465	$18,902

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,		February 29,
	2016	2015	2016	2015

Revenues	$-	$1,500	$-	$1,500
Operating expenses
General and administrative expenses	12,644	2,410	20,425	9,617
Net loss from operations	(12,644)	(910)	(20,425)	(8,117)

Other Income and Expenses
Other Income	-	-	-	-

Loss before taxes	(12,644)	(910)	(20,425)	(8,117)

Provision for taxes	-	-	-	-

Net Loss	$(12,644)	$(910)	$(20,425)	$(8,117)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:

Basic and diluted	11,600,000	9,043,333	11,600,000	9,021,547

The accompanying notes are an integral part of these financial statements

SUNRISE TOURS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29,		February 29,
	2016	2015	2016	2015
Operating Activities
Net loss	$(12,645)	$(910)	$(20,425)	$(8,117)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	51	129	205	154
Changes in operating assets and liabilities
Prepaid expenses	19	(150)	(8,315)	(150)
Prepaid revenue	-	(1,000)	-	1,000
Accounts payable	(100)	-	-	-
Accrued expenses	625	-	625	-
Net cash used in operating activities	(12,050)	(1,931)	(27,910)	(7,113)

Investing Activities
Cash used to pay for fixed assets		-		(1,850)
Net cash provided by (used in) investing activities	-	-	-	(1,850)

Financing Activities
Proceeds from issuance of common stock		13,300		13,300
Proceeds from loan from shareholder	12,600	2,500	12,600	2,500
Repayment of shareholder loan	(2,054)	-	(2,054)	-
Net cash provided by financing activities	10,546	15,800	10,546	15,800

Net increase in cash and equivalents	$(1,504)	$13,869	$(17,364)	$6,837

Cash and equivalents at beginning of the period	1,504	2,022	17,364	9,054

Cash and equivalents at end of the period	$-	$15,891	$-	$15,891

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-
Taxes	$-	$-	$-	$-

Significant non-cash transactions:
Discharged loan from shareholder	$14,429	$-	$14,429	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

LUBOA GROUP, INC., formerly known as SUNRISE TOURS, INC. (the “Company”, “we” or “us”), was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”), and has adopted August 31 fiscal year end.  On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of February 29, 2016, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through February 29, 2016, the Company has accumulated losses of approximately $51,589.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from generally accepted accounting principles in the United States of America “U.S. GAAP”. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception resulting in an accumulated deficit of $51,589 as of February 29, 2016, and further losses are anticipated in the development of its business plan.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and/or private placement of the Company’s common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. GAAP and are presented in US dollars. The Company’s fiscal year-end is August 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At February 29, 2016, the Company had no bank account.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the three month periods ended February 29, 2016 and 2015, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from a shareholder approximates its fair value due to their short-term maturity.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 29, 2016, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with ASC No. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended February 29, 2016 and 2015.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements, and do not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of February 29, 2016, the Company had not issued any stock-based payments to its employees.

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

As at February 29, 2016, 11,600,000 shares of the Company’s common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 8, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of February 29, 2016 the Company had net operating loss carry forwards of approximately $51,589 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - PREPAID EXPENSES

On October 19, 2015, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from October 1, 2015 to September 30, 2016.  As of February 29, 2016, Company had prepaid expenses of $8,465, consisting mainly of $5,833 prepaid to OTC Markets Group Inc.

NOTE 7 – LOAN FROM SHAREHOLDER

The Company relies on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From Inception through February 29, 2016, the Company’s then sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured. As of January 8, 2016, the amount outstanding was $14,429. As a result of the ownership change described in Note 8, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy.

Since January 8, 2016, the Company’s major shareholder Hsin-Nan Lin has loaned $10,000 to the Company to pay for legal and other regulatory costs. The loan is non-interest bearing, due upon demand and unsecured. As of February 29, 2016, the amount outstanding was $10,000.

NOTE 8 – CHANGE OF CONTROL

On January 8, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Mr. Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the PSA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of February 29, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 29, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on March 19, 2013 under the name “Sunrise Tours, Inc.” On January 20, 2016, we amended our Articles of Incorporation and changed our name to “Luboa Group, Inc.” in connection with our new business plan as described below. Our business office is located at 3 F, No. 102, Bo'ai 2nd Road, Zuoying District, Kaohsiung City, 813. Taiwan. Our telephone number is 886- 75570551.

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of February 29, 2016, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of February 29, 2016, we had total assets of $8,465 and total liabilities of $10,625.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended February 29, 2016 compared to the Three-Month Period Ended February 28, 2015

Revenue

We did not generate any revenue during the three months ended February 29, 2016, but recognized $1,500 of revenue during the same period ended February 28, 2016.

Operating Expenses

During the three-month period ended February 29, 2016, we incurred general and administrative expenses of $12,644 as compared to $2,410 during the three-month period ended February 28, 2015. General and administrative expenses generally relate to corporate overhead, and financial and administrative contracted services, such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended February 29, 2016 was $12,644, as compared to a net loss of $910 during the three-month period ended February 28, 2015.

Six-Month Period Ended February 29, 2016 compared to the Six-Month Period Ended February 28, 2015

Revenue

We did not generate any revenue during the six months ended February 29, 2016, but recognized $1,500 of revenue during the same period ended February 28, 2016.

Operating Expenses

During the six-month period ended February 29, 2016, we incurred general and administrative expenses of $20,425, as compared to $9,617 during the six-month period ended February 28, 2015.

Net Loss

Our net loss for the six-month period ended February 29, 2016 was $20,425, as compared to a net loss of $8,117 during the six-month period ended February 28, 2015.

Liquidity and Capital Resources

As of February 29, 2016

As at February 29, 2016, our total assets were $8,465 as compared to $18,902 at August 31, 2015. As at February 29, 2016, our current liabilities were $10,625 as compared to $15,066 at August 31, 2015.

Stockholders’ deficit was $2,160 as of February 29, 2016, compared to stockholders’ equity of $3,836 as of August 31, 2015.

As of February 28, 2015

As at February 28, 2015 our current assets were $16,041 compared to $9,054 in current assets at August 31, 2014. As at February 28, 2015, our current liabilities were $4,566 compared to $1,066 in current liabilities at August 31, 2014.

Stockholders’ equity increased from $7,988 as of August 31, 2014 to $13,171 as of February 28, 2015.

Cash Flows from Operating Activities

We did not generated positive cash flows from operating activities.

For the three months ended February 29, 2016, net cash flows used in operating activities was $12,050, consisting of net loss of $12,645, amortization of $51, increases in prepaid expense of $19 and accrued expense of $625, and decrease in accounts payable of $100.

For the three-month period ended February 28, 2015, net cash flows used in operating activities was $1,931, consisting of  net loss of $910, adjusted for non-cash amortization expense of $129, and decreases in prepaid expenses of $150 and in prepaid revenue of $1,000.

For the six-month period ended February 29, 2016, net cash flows used in operating activities was $27,909, consisting of  net loss of $20,425, adjusted for non-cash amortization expense of $205, and increases in prepaid expenses of $8,315 and in accrued expense of $625.

For the Six month period ended February 28, 2015, net cash flows used in operating activities was $7,113 consisting of  net loss of 8,117, amortization of $154 increase in prepaid expenses of $150 and prepaid revenue of $1,000.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month period ended February 29, 2016 was $0, compared to $0 during the three months ended February 29, 2015.

Net cash used in investing activities during the six-month period ended February 29, 2016 was $0, compared to a cash expenditure for the purchase of office equipment of $1,850 during the six-month period ended February 28, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended February 29, 2016 and February 28, 2015, net cash provided by financing activities was $10,546 and $15,800, respectively.

For the six-month period ended February 29, 2016, net cash flows provided by financing activities was $10,546, which included proceeds from shareholder loans of $12,600 and cash repayment of a shareholder loan for $2,054. For the six-month period ended February 28, 2015, net cash flows provided by financing activities was $15,800, which included proceeds from issuance of common stock and proceeds from loan from shareholder.

Plan of Operations and Funding

We expect that working capital requirements will continue to be funded through a combination of related party loans and further issuances of securities. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan.

We expect to fund our operations over the next three months with further loans from related parties. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three-month period ended February 29, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us as we have no mining operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

Exhibit Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.
(Registrant)

Dated: May 3, 2016	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, President
and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer