Form 10-Q
period 2016-05-31
LUBOA GROUP, INC.
filed 2016-07-08
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 24, 2016, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)

BALANCE SHEETS

(UNAUDITED)

	MAY 31, 2016	AUGUST 31, 2015
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash	$-	$17,364
Prepaid expenses	3,333	150
Total current assets	3,333	17,514
Non-Current Assets
Fixed assets, net of depreciation	-	1,388
Total non-current assets	-	1,388

Total Assets	$3,333	$18,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$25,810	$15,066
Accounts payable	343	-
Total current liabilities	26,153	15,066

Total Liabilities	26,153	15,066

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	23,400
Deficit accumulated during the development stage	(72,249)	(31,164)
Total Stockholders' Equity (Deficit)	(22,820)	3,836

Total Liabilities and Stockholders' Equity (Deficit)	$3,333	$18,902

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenues	$-	$1,000	$-	$2,500
Operating expenses
General and administrative expenses	20,660	7,250	$41,085	16,868
Net loss from operations	(20,660)	(6,250)	(41,085)	(14,368)

Other Income and Expenses
Other Income	-	-	-	-

Loss before taxes	(20,660)	(6,250)	(41,085)	(14,368)

Provision for taxes	-	-	-	-

Net Loss	$(20,660)	$(6,250)	$(41,085)	$(14,368)

Loss per common share:
Basic and Diluted*	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	10,913,478	11,600,000	9,726,264

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Operating Activities
Net loss	$(20,660)	$(6,250)	$(41,085)	$(14,368)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	153	205	308
Changes in operating assets and liabilities
Prepaid expenses	5,133	-	(3,183)	(150)
Prepaid revenue	-	(1,000)	-	-
Accounts payable	343	-	343	-
Accrued expenses	(625)	-	-	-
Net cash used in operating activities	(15,810)	(7,097)	(43,720)	(14,210)

Investing Activities
Cash used to pay for fixed assets		-		(1,850)
Net cash provided by (used in) investing activities	-	-	-	(1,850)

Financing Activities
Proceeds from issuance of common stock	-	11,900	-	25,200
Proceeds from loan from shareholder	15,810	-	28,410	2,500
Repayment of shareholder loan	-	-	(2,054)	-
Net cash provided by financing activities	15,810	11,900	26,356	27,700

Net increase in cash and equivalents	$-	$4,803	$(17,364)	$11,640

Cash and equivalents at beginning of the period	-	15,891	17,364	9,054

Cash and equivalents at end of the period	$-	$20,694	$-	$20,694

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-	$-
Taxes	$-	$-	$-	$-

Significant non-cash transactions:
Discharged loan from shareholder	$-	$-	$14,429	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC. (FKA SUNRISE TOURS, INC.)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

LUBOA GROUP, INC., formerly known as SUNRISE TOURS, INC. (the “Company”, “we” or “us”), was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”), and has adopted August 31 fiscal year end.  On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group, Inc.” Concurrently with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of May 31, 2016, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through May 31, 2016, the Company accumulated losses of approximately $72,249.

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

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception resulting in an accumulated deficit of $72,249 as of May 31, 2016, and further losses are anticipated in the development of its business plan.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. GAAP and are presented in US dollars. The Company’s fiscal year-end is August 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2016, the Company had no bank account.

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

For the three month periods ended May 31, 2016 and 2015, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2016, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended May 31, 2016 and 2015.

Recent accounting pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements, and does not believe any of these pronouncements will have a material impact on the Company.

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

Stock-Based Compensation

As of May 31, 2016, the Company had not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares at $0.001 per share for total proceeds of $9,000.

For the year ended August 31, 2015, the Company issued 2,600,000 shares at $0.01 per share for total proceeds of $26,000.

As at May 31, 2016, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 8, 2016 transaction resulting in the ownership change as to approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of May 31, 2016 the Company had net operating loss carry forwards of approximately $72,249 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – PREPAID EXPENSES

On October 19, 2015, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from October 1, 2015 to September 30, 2016.  As of May 31, 2016, Company had prepaid expenses of $3,333, the remaining prepaid balance to OTC Markets Group Inc.

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

From Inception through May 31, 2016, the Company’s then sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured. As of January 8, 2016, the amount outstanding was $14,429. As a result of the ownership change described in Note 8, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy.

Since January 8, 2016, the Company’s major shareholder Hsin-Nan Lin has loaned $10,000 to the Company to pay for legal and other regulatory costs. The loan is non-interest bearing, due upon demand and unsecured. As of May 31, 2016, the amount outstanding was $25,810.

NOTE 8 – CHANGE OF CONTROL

On January 8, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Mr. Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of May 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrently with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of May 31, 2016, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of May 31, 2016, we had total assets of $3,333 and total liabilities of $26,153.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended May 31, 2016 compared to the Three-Month Period Ended May 31, 2015

Revenue

We did not generate any revenue during the three months ended May 31, 2016, but recognized $1,000 of revenue during the same period ended May 31, 2015.

Operating Expenses

During the three-month period ended May 31, 2016, we incurred general and administrative expenses of $20,660 as compared to $7,250 during the three-month period ended May 31, 2015. General and administrative expenses generally relate to corporate overhead, and financial and administrative contracted services, such as legal, accounting and regulatory expenses related to the matters resulting from the change in control occurred in January 2016.

Net Income (Loss)

Our net loss for the three-month period ended May 31, 2016 was $20,660, as compared to a net loss of $6,250 during the three-month period ended May 31, 2015.

Nine-Month Period Ended May 31, 2016 compared to the Nine-Month Period Ended May 31, 2015

Revenue

We did not generate any revenue during the nine months ended May 31, 2016, but recognized $2,500 of revenue during the same period ended May 31, 2015.

Operating Expenses

During the nine-month period ended May 31, 2016, we incurred general and administrative expenses of $41,085, as compared to $16,868 during the nine-month period ended May 31, 2015.

Net Loss

Our net loss for the nine-month period ended May 31, 2016 was $41,085, as compared to a net loss of $14,368 during the nine-month period ended May 31, 2015.

Liquidity and Capital Resources

As of May 31, 2016

As at May 31, 2016, our current assets were $3,333 as compared to $18,902 at August 31, 2015. As at May 31, 2016, our current liabilities were $26,153 as compared to $15,066 at August 31, 2015.

Stockholders’ deficit was $22,820 as of May 31, 2016, compared to stockholders’ equity of $3,836 as of August 31, 2015.

As of May 31, 2015

As at May 31, 2015 our current assets were $20,844 as compared to $9,054 at August 31, 2014. As at May 31, 2015, our current liabilities were $3,566 as compared to $1,066 at August 31, 2014.

Stockholders’ equity increased from $7,988 as of August 31, 2014 to $18,820 as of May 31, 2015.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the three months ended May 31, 2016, net cash flows used in operating activities was $15,810, consisting of net loss of $20,660, increased by changes in prepaid expense of $5,133 and accounts payable of $343, and decreased by a change in accrued expense of $625.

For the three-month period ended May 31, 2015, net cash flows used in operating activities was $7,097, consisting of  net loss of $6,250, adjusted for non-cash amortization expense of $153, and decreased by change in prepaid revenue of $1,000.

For the nine-month period ended May 31, 2016, net cash flows used in operating activities was $43,720, consisting of  net loss of $41,085, adjusted for non-cash amortization expense of $205, and increased by changes in accounts payable for $343 and decreased by change in prepaid expenses of $3,183.

For the nine month period ended May 31, 2015, net cash flows used in operating activities was $14,210 consisting of  net loss of 14,368, amortization of $308, and decreased by change in prepaid expenses of $150.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month period ended May 31, 2016 was $0, compared to $0 during the three months ended May 31, 2015.

Net cash used in investing activities during the nine-month period ended May 31, 2016 was $0, compared to cash expenditure for the purchase of office equipment of $1,850 during the nine-month period ended May 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended May 31, 2016 and May 31, 2015, net cash provided by financing activities was $15,810 (cash proceeds of loans from shareholder) and $11,900 (proceeds from issuance of common stock), respectively.

For the nine-month period ended May 31, 2016, net cash flows provided by financing activities was $26,356, which included proceeds from shareholder loans of $28,410 and cash repayment of a shareholder loan for $2,054. For the nine-month period ended May 31, 2015, net cash flows provided by financing activities was $27,700, which included proceeds from issuance of common stock for $25,200 and proceeds from loan from shareholder for $2,500.

Plan of Operations and Funding

We expect that working capital requirements will continue to be funded through a combination of related party loans and further issuances of securities. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of May 31, 2016, we have a working capital deficit in the amount of $22,820.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended May 31, 2016.

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

LUBOA GROUP, INC.
(Registrant)

Dated: July 8, 2016	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, President
and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer

