Form 10-K
period 2016-08-31
LUBOA GROUP, INC.
filed 2016-11-30
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-199210

LUBOA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction

of Incorporation or Organization)

90-1007098	7389
IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

3F, No. 102, Bo'ai 2nd Road

Zuoying District, Kaohsiung City

Taiwan, R.O.C.

(Address of principal executive offices)

+886-75570551

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

As of February 29, 2016, the last business day of the registrant’s most recently completed second quarter, there was no active trading market with respect to the registrant’s common stock. The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common stock outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $127, based on the price at which the common stock was last sold on January 14, 2016.

i

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

ii

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms "we", "us", "our", "the Company", mean LUBOA GROUP, INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

We were incorporated under the name “Sunrise Tours, Inc.” in Nevada on March 19, 2013.  On January 20, 2016, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our corporate name to “Luboa Group, Inc.” Concurrently with the name change, we also changed our principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2016, no definitive agreement had been entered into in connection with our business plan. Our principal headquarters is located in Kaohsiung City, Taiwan. From our inception through August 31, 2016, we accumulated losses of approximately $76,883.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

1

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “LBAO”. Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Our net loss for the fiscal year ended August 31, 2016 was $45,719 compared to $30,152 during the fiscal year ended August 31, 2015. During fiscal year ended August 31, 2016, we did not generate any revenue. During the fiscal year ended August 31, 2015, we had $2,500 in revenues.

During the fiscal year ended August 31, 2016, we incurred expenses of $45,719, as compared to $32,652 during the fiscal year ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2016, our only asset was a prepaid expense in the amount of $833. Our total assets were $18,902 at August 31, 2015, including $17,364 in cash, $150 in prepaid expenses and $1,388 in fixed assets. As of August 31, 2016, our current liabilities were $28,287, as compared to $15,066 at August 31, 2015.

Stockholders’ equity decreased from $3,836 as of August 31, 2015 to a deficit of $(27,454) as of August 31, 2016.

The weighted average number of common shares outstanding was 11,600,000 for the fiscal year ended August 31, 2016, as compared to 10,198,548 shares for the fiscal year ended August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2016, net cash flows used in operating activities was $46,097. Net cash flows used in operating activities was $29,840 for the fiscal year ended August 31, 2015.

Cash Flows from Investing Activities

For the fiscal year ended August 31, 2016, there were no net cash flows used in investing activities.

2

Cash Flows from Financing Activities

We have financed our operations from either loans or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2016, net cash flows from financing activities was $28,733, including a $2,054 repayment of loan to a former director and proceeds of $30,787 from loans received from major shareholders. For the fiscal year ended August 31, 2015, net cash flows from financing activities was $40,000 from issuance of common stock and loans from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of related party loans and issuances of equity and debt securities. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of August 31, 2016, we had a working capital deficit in the amount of $27,454.

We expect to fund our operations over the next 12 months with further loans from related parties. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2016 and August 31, 2015 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Commences on the following page.

3

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Luboa Group, Inc.

We have audited the accompanying balance sheets of Luboa Group, Inc. as of August 31, 2016 and August 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2016 and August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luboa Group, Inc. as of August 31, 2016 and August 31, 2015 and the results of its operations and cash flows for the years ended August 31, 2016 and August 31, 2015 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

November 28, 2016

LUBOA GROUP, INC.

BALANCE SHEETS

(AUDITED)

	AUGUST 31, 2016	AUGUST 31, 2015
ASSETS
Current Assets
Cash	$-	$17,364
Prepaid expenses	833	150
Total current assets	833	17,514
Non-Current Assets
Fixed assets, net of depreciation	-	1,388
Total non-current assets	-	1,388

Total Assets	$833	$18,902

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$28,187	$15,066
Accounts payable	-	-
Accrued expense	100	-
Total current liabilities	28,287	15,066

Total Liabilities	28,287	15,066

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	23,400
Deficit accumulated during the development stage	(76,883)	(31,164)
Total Stockholders' Equity (Deficit)	(27,454)	3,836

Total Liabilities and Stockholders' Equity (Deficit)	$833	$18,902

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2016	2015

Revenues	$-	$2,500

Operating expenses
General and administrative expenses	45,719	32,652
Net loss from operations	(45,719)	(30,152)

Loss before taxes	(45,719)	(30,152)

Provision for taxes

Net Loss	$(45,719)	$(30,152)

Loss per common share:
Basic and Diluted*	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	10,198,548

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

(AUDITED)

				Deficit
				accumulated
	Number of		Additional	during
	Common		Paid-in-	development
	Shares	Amount	Capital	stage	Total
Balances as of August 31, 2014	9,000,000	9,000	-	(1,012)	7,988
Common shares issued for cash at $0.01 per	2,600,000	2,600	23,400		26,000
Net loss for the year				(30,152)	(30,152)
Balances as of August 31, 2015	11,600,000	$11,600	$23,400	$(31,164)	$3,836

Capital contributed by shareholder	-	-	14,429		14,429
Net loss for the year				(45,719)	(45,719)

Balances as of August 31, 2015	11,600,000	$11,600	$37,829	$(76,883)	$(27,454)

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2016	2015
Operating Activities
Net loss	$(45,719)	$(30,152)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	205	462
Changes in operating assets and liabilities
Prepaid expenses	(683)	(150)
Accounts payable	-	-
Accrued expenses	100	-
Net cash used in operating activities	(46,097)	(29,840)

Investing Activities
Cash used to pay for fixed assets	-	(1,850)
Net cash provided by (used in) investing activities	-	(1,850)

Financing Activities
Proceeds from issuance of common stock	-	26,000
Repayment of shareholder loan	(2,054)	-
Proceeds from loan from shareholder	30,787	14,000
Net cash provided by financing activities	28,733	40,000

Net increase(decrease) in cash and equivalents	$(17,364)	$8,310

Cash and equivalents at beginning of the period	17,364	9,054

Cash and equivalents at end of the period	$-	$17,364

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from shareholder	$14,429	$-
Repayment of shareholder loan with transfer of fixed assets	$1,183	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”) and has adopted August 31 fiscal year end.  On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group, Inc.” Concurrently with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2016, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through August 31, 2016 the Company had accumulated losses of $76,883.

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception, resulting in accumulated deficit of $76,883 as of August 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and the issuance of equity and debt securities.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2016, the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended August 31, 2016 and 2015, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures," establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, “Income Taxes”. Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. At August 31, 2016, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended August 31, 2016 and 2015.

Recent accounting pronouncements

Management has reviewed all of the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of August 31, 2016, the Company had not issued any stock-based compensation to its employees.

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

During the year ended August 31, 2015, the Company issued 2,600,000 shares at $0.01 per share for total proceeds of $26,000.

As at August 31, 2016, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of August 31, 2016, the Company had net operating loss carry forwards of approximately $76,791 that may be available to reduce future years’ taxable income through 2035 and 2036. Future tax benefits which may arise as a result of these losses have not been recognized in the accompanying consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$26,877	$10,097
Total deferred tax assets	26,877	10,097
Less: valuation allowance	(26,877)	(10,097)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2016 was $26,877. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2016 and 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2016 and 2015:

	2016	2015
Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 6 – LOAN FROM SHAREHOLDER

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

From Inception through January 14, 2016, the Company’s then sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses.  The loan was non-interest bearing, due upon demand and unsecured. As of January 14, 2016, the amount outstanding was $14,429. As a result of the ownership change described in Note 8, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy.

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $28,187 to pay for operating expenses.  As of August 31, 2016, the amount outstanding was $28,187. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued on November 28, 2016, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 8 – CHANGE OF CONTROL

On January 14, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Hsin-Nan Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan to the Company, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of August 31, 2016.

NOTE 9 – RESTATEMENT

The financial statements have been revised to correct the accounting treatment of activities related to certain prepaid deposit at a personal trust account made by one of the Company’s current director and major shareholders. The prepaid deposit was accounted for as part of the Company’s prepaid expenses in the unaudited financial statements for the quarters ended February 29, 2016 and May 31, 2016. The revision also removed certain expenses incurred by the major shareholder in connection with the change of control transaction described in Note 8 above from the statements of operations for the quarters ended February 29, 2016 and May 31, 2016. The revision adjusted the account balances of the Company’s prepaid expenses loan from shareholder, accounts payable, general and administrative expenses, and deficit accumulated during the development stage for the periods affected. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

The following tables represent the effects of the restated statements as of February 29 and May 31, 2016.

	Restated, 2/29/2016	Original, 2/29/2016
Prepaid expenses	$5,833	$8,465
Loan from shareholder	$275	$10,000
Accrued expense	$7,075	$625
General and administrative expenses for the quarter ended	$12,002	$12,644
Deficit accumulated during the development stage	$50,946	$51,589

	Restated, 5/31/2016	Original, 5/31/2016
Accounts payable	$-	$343
Loan from shareholder	$20,261	$25,810
General and administrative expenses for the quarter ended	$15,411	$20,660
Deficit accumulated during the development stage	$66,357	$72,249

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Name and Address of Executive Officer and/or Director	Age	Position

Hsin-Nan Lin 3F., No.102, Bo’ai 2nd Rd., Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	56	President, Chief Executive Officer, Secretary and Director
Chien-Hui Lin 3F., No.102, Bo’ai 2nd Rd., Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	56	Treasurer, Chief Financial Officer and Director
Ta-Chin Lin 3F., No.102, Bo’ai 2nd Rd., Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	27	Director

Hsin-Nan Lin founded Taiwan Luboa Development Co., Ltd. (“Luboa Taiwan”), a water resources management and coal mine development company, in Taiwan in 2011, and has since served as its President. Mr. Lin earned an executive MBA degree from National Chiayi University in Taiwan in 2010.

Chien-Hui Lin has served as Chief Executive Officer of Luboa Taiwan since May 2013. She is also the Chairman of Human Nature Co., Ltd. in Taiwan since January 2014, and I-DO Philanthropy Institute since September 2014, and a Director of Long Term Energy International Co., Ltd. since December 2013. She was an independent writer from 2010 to 2013. Ms. Lin earned an executive MBA degree from National Chiayi University in Taiwan in 2010.

Ta-Chin Lin, age 27, is the Special Assistant to Chief Executive Officer at Luboa Taiwan since April 2015. He was a corporate banking specialist at E-Sun Bank of Taiwan from June 2014 to April 2015, and prior to that was an instructor at Way-to-Win Educational Institute. Mr. Lin graduated from National Taiwan University in 2013 with a B.A. in agricultural economics.

Hsin-Nan Lin and Chien-Hui Lin are husband and wife. Ta-Chin Lin is their son.

During the past ten years none of our current directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulations S-K.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services for the years ended August 31, 2016 and 2015 by (i) each person serving as our principal executive officer, or PEO, (ii) each person serving as our principal financial officer, or PFO, and (iii) our two most highly compensated executive officers other than our PEO and PFO whose total compensation exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Alexander Karpetskiy, President, Secretary and Treasurer (1)	Year ended August 31, 2015 and 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Hsin-Nan Lin, President and Secretary (2)	Year ended August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chien-Hui Lin, Treasurer (2)	Year ended August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Resigned on January 14, 2016.

(2)	Took office on January 14, 2016.

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each executive officer and director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Common stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Hsin-Nan Lin	9,000,000	77.59%
Chien-Hui Lin	1,000,000	8.62%
Ta-Chin Lin	799,000	6.89%
All directors and executive officers as a group (3 persons)	10,799,000	93.09%

5% shareholders
Wu-Chang Lin	799,000	6.89%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 3F., No. 102, Bo’ai 2nd Road, Zuoying District, Kaohsiung City 813, Taiwan.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares actually outstanding.

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based on 11,600,000 shares outstanding as of November 24, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 14, 2016, a director who is also one of the Company’s major shareholders has loaned the Company $28,187 to pay for operating expenses.  As of August 31, 2016, the amount outstanding was $28,187. The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended August 31, 2016 and 2015:

	For the Fiscal Years ended August 31,
	2016	2015
Audit Fees (1)	$8,800	$8,800
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$8,800	$8,800

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included in this annual report:

(1)	The consolidated financial statements listed in the accompanying Index to consolidated financial statements are filed as part of this annual report.

(2)	Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Report in response to Item 15(a) (3) of Form 10-K.

Exhibit Index

Exhibit Number		Description of Document
3.1	(1)	Articles of Incorporation
3.2	(2)	Certificate of Amendment
3.3	(1)	Bylaws
23.1	*	Registered Auditor’s Consent
31.1	*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer
31.2	*	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer
32.1	*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer
32.2	*	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, as amended, file no. 333-199210, originally filed with the Securities and Exchange Commission on October 8, 2014.
(2)	Incorporated by reference to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.

Dated: November 30, 2016	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, Chief Executive Officer

Dated: November 30, 2016	By:	/s/ Chien-Hui Lin
Chien-Hui Lin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hsin-Nan Lin	Chief Executive Officer and Director	November 30, 2016
Hsin-Nan Lin

/s/ Chien-Hui Lin	Chief Financial Officer and Director	November 30, 2016
Chien-Hui Lin

/s/ Ta-Chin Lin	Director	November 30, 2016
Ta-Chin Lin

