Form 10-Q
period 2016-11-30
LUBOA GROUP, INC.
filed 2017-01-17
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As of January 13, 2017, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

LUBOA GROUP, INC.

BALANCE SHEETS

	November 30, 2016	August 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$8,333	$833
Total current assets	8,333	833

Total Assets	$8,333	$833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$46,635	$28,187
Accounts payable	12,871	-
Accrued expense	1,875	100
Total current liabilities	61,381	28,287

Total Liabilities	61,381	28,287

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(102,477)	(76,883)
Total Stockholders' Equity (Deficit)	(53,048)	(27,454)

Total Liabilities and Stockholders' Equity (Deficit)	$8,333	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	November 30, 2016	November 30, 2015

Revenues	$-	$-

Operating expenses
General and administrative expenses	25,596	7,781
Net loss from operations	(25,596)	(7,781)

Loss before taxes	(25,596)	(7,781)

Provision for taxes		-

Net Loss	$(25,596)	$(7,781)

Loss per common share:
Basic and Diluted*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

SUNRISE TOURS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	November 30, 2016	November 30, 2015
Operating Activities
Net loss	$(25,596)	$(7,781)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	154
Changes in operating assets and liabilities
Prepaid expenses	(7,500)	(8,333)
Prepaid revenue	-	-
Accounts payable	12,871	100
Accrued expenses	1,775	-
Net cash used in operating activities	(18,450)	(15,860)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	18,450	-
Net cash provided by financing activities	18,450	-

Net increase in cash and equivalents	$-	$(15,860)

Cash and equivalents at beginning of the period	-	17,364

Cash and equivalents at end of the period	$-	$1,504

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”), and has adopted August 31 fiscal year end.  On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2016, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through November 30, 2016, the Company accumulated losses of approximately $102,477.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from generally accepted accounting principles in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception resulting in accumulated deficit of approximately $102,477 as of November 30, 2016, and further losses are anticipated in the development of its business plan.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties and/or the issuance of equity and debt securities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. GAAP and are presented in US dollars. The Company’s fiscal year-end is August 31.

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. The funds are insured for up to $250,000. At November 30, 2016, the Company’s funds did not exceed the insured amount.

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

For the three month periods ended November 30, 2016 and 2015, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2016, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended November 30, 2016 and 2015.

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

Stock-Based Compensation

As of November 30, 2016, the Company had not issued any stock-based payments to its employees.

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

As at November 30, 2016, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 8, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of November 30, 2016, the Company had net operating loss carry forwards of approximately $102,477 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – PREPAID EXPENSES

On September 15, 2016, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from November 1, 2016 to October 31, 2017.  $8,333 of such amount is classified as prepaid expenses as of November 30, 2016.

NOTE 7 – LOAN FROM SHAREHOLDER

The Company relies on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of equity or debt securities. There is no formal written commitment for continued support from such related parties. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From Inception through November 30, 2015, the Company’s then former sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses.  The loan was non-interest bearing, due upon demand and unsecured. As of January 8, 2016, the amount outstanding was $14,429. As a result of the change of control described in Note 8, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy.

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $46,635 to pay for operating expenses. As of November 30, 2016, the amount outstanding was $46,635. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – CHANGE OF CONTROL

On January 8, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Hsin-Nan Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of November 30, 2016.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2016, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of November 30, 2016, we had total assets of $8,333 and total liabilities of $61,381.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended November 30, 2016 compared to the Three-Month Period Ended November 30, 2015

Revenue

We did not generate any revenue during the three months ended November 30, 2016, or the same period of 2015.

Operating Expenses

During the three-month period ended November 30, 2016, we incurred general and administrative expenses of $25,596 as compared to $7,781 during the same period of 2015. General and administrative expenses generally relate to corporate overhead, and professional and administrative services such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended November 30, 2016 was $25,596, as compared to a net loss of $7,781 during the same period of 2015.

Liquidity and Capital Resources

As of November 30, 2016

As at November 30, 2016, our current assets were $8,333 as compared to $833 at August 31, 2016. As at November 30, 2016, our current liabilities were $61,381 as compared to $28,287 at August 31, 2016.

Stockholders’ deficit was $53,048 as of November 30, 2016, compared $27,454 as of August 31, 2016.

As of November 30, 2015

As at November 30, 2015, our current assets were $11,221 as compared to $18,902 at August 31, 2015. As at November 30, 2015, our current liabilities were $15,166 as compared to $15,066 at August 31, 2015.

Stockholders’ deficit increased from $3,836 as of August 31, 2015, to $3,944 as of November 30, 2015.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the three months ended November 30, 2016, net cash flows used in operating activities was $18,450, consisting of net loss of $25,596, increased by changes in prepaid expense of $7,500, and decreased by a change in accounts payable of $12,871 and accrued expense of $1,775.

For the three-month period ended November 30, 2015, net cash flows used in operating activities was $15,860, consisting of  net loss of $7,781, adjusted for non-cash amortization expense of $154, increase in accounts payable of $100 and prepaid expense of $8,333.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month periods ended November 30, 2016 and 2015 was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended November 30, 2016 and 2015, net cash provided by financing activities was $18,450 (cash proceeds of loans from shareholder) and $0, respectively.

Plan of Operations and Funding

We expect that our working capital requirements will continue to be funded through a combination of related party loans and issuances of securities. We have no lines of credit or other bank financing arrangements. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of November 30, 2016, we had working capital deficit of $53,048.

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

Going Concern

The independent auditors' report accompanying our August 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended November 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us as we have no mining operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.
(Registrant)

Dated: January 17, 2017	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, President
and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer

