Form 10-Q
period 2017-02-28
LUBOA GROUP, INC.
filed 2017-04-19
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

As of April 17, 2017, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

LUBOA GROUP, INC.

BALANCE SHEETS

(UNAUDITED)

	February 28, 2017	August 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$5,833	$833
Total current assets	5,833	833
Total Assets	$5,833	$833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$65,821	$28,187
Accrued expense	1,078	100
Total current liabilities	66,899	28,287

Total Liabilities	66,899	28,287

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit) Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(110,496)	(76,883)
Total Stockholders' Equity (Deficit)	(61,067)	(27,454)

Total Liabilities and Stockholders' Equity (Deficit)	$5,833	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
		(Restated)		(Restated)
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	8,019	12,644	33,614	20,425
Net loss from operations	(8,019)	(12,644)	(33,614)	(20,425)

Loss before taxes	(8,019)	(12,644)	(33,614)	(20,425)

Provision for taxes

Net Loss	$(8,019)	$(12,644)	$(33,614)	$(20,425)

Loss per common share:
Basic and Diluted*	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February
	28, 2017	29, 2016
		(Restated)
Operating Activities
Net loss	$(33,614)	$(20,425)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	205
Changes in operating assets and liabilities
Prepaid expenses	(5,000)	(8,315)
Prepaid revenue	-
Accounts payable	-
Accrued expenses	977	625
Net cash used in operating activities	(37,637)	(27,910)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-

Financing Activities
Proceeds from loan from shareholder	37,637	12,600
Repayment of shareholder loan		(2,054)
Net cash provided by financing activities	37,637	10,546

Net increase in cash and equivalents	$-	$(17,364)

Cash and equivalents at beginning of the period	-	17,364

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	-
Taxes	$-	-

Significant non-cash transactions:
Discharged loan from shareholder	-	$14,429

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of February 28, 2017, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through February 28, 2017, the Company accumulated losses of approximately $110,496.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (“ASC”), thereby removing the financial reporting distinction between development stage entities and other reporting entities from generally accepted accounting principles in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to- date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception resulting in accumulated deficit of approximately $110,496 as of February 28, 2017, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars. The Company’s fiscal year-end is August 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended August 31, 2016 (the “Annual Report”).

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. The funds are insured for up to $250,000. At February 28, 2017, the Company’s funds did not exceed the insured amount.

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

For the three month periods ended February 28, 2017 and February 29, 2016, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2017, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during six month periods ended February 28, 2017 and February 29, 2016.

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

Stock-Based Compensation

As of February 28, 2017, the Company had not issued any stock-based payments to its employees.

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

For the year ended August 31, 2016, the Company issued 2,600,000 shares at $0.01 per share for total proceeds of $26,000.

As at February 28, 2017, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 8, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of February 28, 2017, the Company had net operating loss carry forwards of approximately $110,496 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – PREPAID EXPENSES

On September 15, 2016, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from November 1, 2016 to October 31, 2017. $5,833 of such amount is classified as prepaid expenses as of February 28, 2017.

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

From Inception through January 8, 2016, the Company’s then sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. As of January 8, 2016, the amount outstanding was $14,429. As a result of the change of control described in Note 8, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy.

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $65,821 to pay for operating expenses. As of February 28, 2017, the amount outstanding was $65,821. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – CHANGE OF CONTROL

On January 8, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Hsin-Nan Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of February 28, 2017.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 10 – RESTATEMENT

As described in the notes accompanying the Company’s audited financial statements included in the Annual Report, the Company’s unaudited financial statements for the quarter ended February 29, 2016, have been restated as follows:

	Restated, 2/29/2016	Original, 2/29/2016
Prepaid expenses	$5,833	$8,465
Loan from shareholder	$275	$10,000
Accrued expense	$7,075	$625
General and administrative expenses for the quarter ended	$12,002	$12,644
Deficit accumulated during the development stage	$50,946	$51,589

The purpose of the foregoing restatement is to correct the accounting treatment of activities related to certain prepaid deposit at a personal trust account made by one of the Company’s current director and major shareholders. The prepaid deposit was accounted for as part of the Company’s prepaid expenses in the unaudited financial statements for the quarters ended February 29, 2016. The revision also removed certain expenses incurred by the major shareholder in connection with the change of control transaction described in Note 8 above from the statements of operations for the quarter ended February 29, 2016. The revision adjusted the account balances of the Company’s prepaid expenses loan from shareholder, accounts payable, general and administrative expenses, and deficit accumulated during the development stage for the periods affected. In accordance with applicable U.S. GAAP, the Company calculated and recognized adjustments accordingly.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of February 28, 2017, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of February 28, 2017, we had total assets of $5,833 and total liabilities of $66,899. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended February 28, 2017 compared to the Three-Month Period Ended February 29, 2016

Revenue

We did not generate any revenue during the three months ended February 28, 2017, or the same period of 2016.

Operating Expenses

During the three-month period ended February 28, 2017, we incurred general and administrative expenses of $8,019 as compared to $12,644 during the same three-month period ended February 29, 2016. General and administrative expenses generally relate to corporate overhead, and professional and administrative services such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended February 28, 2017 was $8,019, as compared to a net loss of $12,644 during the same three-month period ended February 29, 2016.

Six-Month Period Ended February 28, 2017 compared to the Six-Month Period Ended February 29, 2016

Revenue

We did not generate any revenue during the six months ended February 28, 2017, or the same period of 2016.

Operating Expenses

During the six-month period ended February 28, 2017, we incurred general and administrative expenses of $33,614, as compared to $20,425 during the six- month period ended February 29, 2016.

Net Loss

Our net loss for the six-month period ended February 28, 2017 was $33,614, as compared to a net loss of $20,425 during the six-month period ended February 29, 2016.

Liquidity and Capital Resources

As of February 28, 2017

As at February 28, 2017, our current assets were $5,833 as compared to $833 at August 31, 2016. As at February 28, 2017, our current liabilities were $66,899 as compared to $28,287 at August 31, 2016.

Stockholders’ deficit was $61,067 as of February 28, 2017, as compared to $27,454 as of August 31, 2016.

As of February 29, 2016

As at February 29, 2016, our current assets were $8,465 as compared to $18,902 at August 31, 2015. As at February 29, 2016, our current liabilities were $10,625 as compared to $15,066 at August 31, 2015.

Stockholders’ deficit was $2,160 as of February 29, 2016, compared to stockholders’ equity of $3,836 as of August 31, 2015.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the three months ended February 28, 2017, net cash flows used in operating activities was $19,187, consisting of net loss of $8,019, increased by changes in prepaid expense of $2,500, and decreased by a change in accounts payable of $12,771 and increased by accrued expense of $798.

For the three months ended February 29, 2016, net cash flows used in operating activities was $12,050, consisting of net loss of $12,645, adjusted for non-cash amortization of $51, increases in prepaid expense of $19 and accrued expense of $625, and decrease in accounts payable of $100.

For the six months ended February 28, 2017, net cash flows used in operating activities was $37,637, consisting of net loss of $33,614, decreased by changes in prepaid expense of $5,000, and increased by a change in accrued expense of $977.

For the six-month period ended February 29, 2016, net cash flows used in operating activities was $27,910, consisting of net loss of $20,425, adjusted for non-cash amortization expense of $205, and decreased by a change in prepaid expenses of $8,315 and increased by change in accrued expense of $625.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month periods ended February 28, 2017 and February 29, 2016 was $0.

Net cash used in investing activities during the six-month periods ended February 28, 2017 and February 29, 2016 was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended February 28, 2017, net cash provided by financing activities was $19,187 (cash proceeds of loans from shareholder). For the three-month periods ended February 29, 2016, net cash provided by financing activities was $10,546, which included shareholder loan of $12,600, and cash repayment of a shareholder loan for $2,054.

For the six-month period ended February 28, 2017, net cash flows provided by financing activities was $37,637 (cash proceeds of loan from shareholder). For the six-month period ended February 29, 2016, net cash flows provided by financing activities was $10,546, which included shareholder loan of $12,600, and cash repayment of a shareholder loan for $2,054.

Plan of Operations and Funding

We expect that our working capital requirements will continue to be funded through a combination of related party loans and issuances of securities. We have no lines of credit or other bank financing arrangements. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of February 28, 2017, we had working capital deficit of $61,066.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended February 28, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The disclosures required by Item 4 are not applicable to us as we have no mining operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

Exhibit Number	Description
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.
(Registrant)

Dated: April 19, 2017	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin,
President and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer

