Form 10-Q
period 2017-05-31
LUBOA GROUP, INC.
filed 2017-07-17
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-199210

LUBOA GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 F, No. 102, Bo’ai 2nd Road Zuoying District Kaohsiung City Taiwan, R.O.C.	813
(Address of principal executive offices)	(Zip Code)

+886-75570551

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of July 14, 2017, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

LUBOA GROUP, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31, 2017	August 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$3,333	$833
Total current assets	3,333	833
Total Assets	$3,333	$833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$71,005	$28,187
Accounts payable	5,842	-
Accrued expense	1,078	100
Total current liabilities	77,925	28,287

Total Liabilities	77,925	28,287

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(124,021)	(76,883)
Total Stockholders’ Equity (Deficit)	(74,592)	(27,454)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,333	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
		(Restated)		(Restated)
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	13,526	15,411	47,140	35,194
Net loss from operations	(13,526)	(15,411)	(47,140)	(35,194)

Loss before taxes	(13,526)	(15,411)	(47,140)	(35,194)

Provision for taxes

Net Loss	$(13,526)	$(15,411)	$(47,140)	$(35,194)

Loss per common share:
Basic and Diluted*	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31,
	2017	2016
		(Restated)
Operating Activities
Net loss	$(47,140)	$(35,194)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	205
Changes in operating assets and liabilities
Prepaid expenses	(2,500)	(3,183)
Prepaid revenue	-
Accounts payable	5,842	-
Accrued expenses	978	-
Net cash used in operating activities	(42,820)	(38,172)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	42,820	22,861
Repayment of shareholder loan		(2,054)
Net cash provided by financing activities	42,820	20,807

Net increase in cash and equivalents	$-	$(17,365)

Cash and equivalents at beginning of the period	-	17,365

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	-
Taxes	$-	-

Significant non-cash transactions:
Discharged loan from shareholder	-	$14,429

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MAY 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of May 31, 2017, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through May 31, 2017, the Company accumulated losses of approximately $124,021.

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

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception resulting in accumulated deficit of approximately $124,021 as of May 31, 2017, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared without audit but in accordance with U.S. GAAP and are presented in U.S. dollars. The Company’s fiscal year-end is August 31. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended August 31, 2016 (the “Annual Report”).

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. The funds are insured for up to $250,000. At May 31, 2017, the Company’s funds did not exceed the insured amount.

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

For the three-month periods ended May 31, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2017, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with ASC No. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the nine-month periods ended May 31, 2017 and 2016.

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

Stock-Based Compensation

As of May 31, 2017, the Company had not issued any stock-based payments to its employees.

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

As at May 31, 2017, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 8, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of May 31, 2017, the Company had net operating loss carry forwards of approximately $124,021 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – PREPAID EXPENSES

On September 15, 2016, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from November 1, 2016 to October 31, 2017. $3,333 of such amount is classified as prepaid expenses as of May 31, 2017.

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

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company money to pay for operating expenses. As of May 31, 2017, the amount outstanding was $71,005. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – CHANGE OF CONTROL

On January 8, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Hsin-Nan Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of May 31, 2017.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

NOTE 10 – RESTATEMENT

As described in the notes accompanying the Company’s audited financial statements included in the Annual Report, the Company’s unaudited financial statements as of May 31, 2016 and for the three-month and nine-month periods ended May 31, 2016, have been restated as follows:

	Restated, 5/31/2016	Original, 5/31/2016
Loan from shareholder	$20,261	$25,810
Accounts payable	$-	$343
General and administrative expenses for the three-month period ended	$15,411	$20,660
General and administrative expenses for the nine-month period ended	$35,194	$41,085
Deficit accumulated during the development stage	$66,357	$72,249

The purpose of the foregoing restatement is to correct the accounting treatment of activities related to certain prepaid deposit at a personal trust account made by one of the Company’s current director and major shareholders. The prepaid deposit was accounted for as part of the Company’s prepaid expenses in the unaudited financial statements for the quarter ended May 31, 2016. The revision also removed certain expenses incurred by the major shareholder in connection with the change of control transaction described in Note 8 from the statements of operations for the quarter ended May 31, 2016. The revision adjusted the account balances of the Company’s prepaid expenses loan from shareholder, accounts payable, general and administrative expenses, and deficit accumulated during the development stage for the period affected. In accordance with applicable U.S. GAAP, the Company calculated and recognized adjustments accordingly.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on March 19, 2013 under the name “Sunrise Tours, Inc.” On January 20, 2016, we amended our Articles of Incorporation and changed our name to “Luboa Group, Inc.” in connection with our business plan as described below. Our business office is located at 3 F, No. 102, Bo’ai 2nd Road, Zuoying District, Kaohsiung City, 813. Taiwan. Our telephone number is 886- 75570551.

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of May 31, 2017, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of May 31, 2017, we had total assets of $3,333 and total liabilities of $77,925. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended May 31, 2017 compared to the Three-Month Period Ended May 31, 2016

Revenue

We did not generate any revenue during the three months ended May 31, 2017, or the same period of 2016.

Operating Expenses

During the three-month period ended May 31, 2017, we incurred general and administrative expenses of $13,526 as compared to $15,411 during the same period ended May 31, 2016. General and administrative expenses generally relate to corporate overhead, and professional and administrative services such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended May 31, 2017 was $13,526, as compared to a net loss of $15,411 during the same period ended May 31, 2016.

Nine-Month Period Ended May 31, 2017 compared to the Nine-Month Period Ended May 31, 2016

Revenue

We did not generate any revenue during the nine months ended May 31, 2017, or the same period of 2016.

Operating Expenses

During the nine-month period ended May 31, 2017, we incurred general and administrative expenses of $47,140, as compared to $35,194 during the same period ended May 31, 2016.

Net Loss

Our net loss for the nine-month period ended May 31, 2017 was $47,140, as compared to a net loss of $35,194 during the same period ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2017

As at May 31, 2017, our current assets were $3,333 as compared to $833 at August 31, 2016. As at May 31, 2017, our current liabilities were $77,925 as compared to $28,287 at August 31, 2016.

Stockholders’ deficit was $74,592 as of May 31, 2017, as compared to $27,454 as of August 31, 2016.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the nine months ended May 31, 2017, net cash flows used in operating activities was $42,820, consisting of net loss of $47,140, decreased by changes in prepaid expense of $2,500, and increased by a change in accounts payable of $5,842 and change in accrued expense of $978.

For the nine-months ended May 31, 2016, net cash flows used in operating activities was $38,172, consisting of net loss of $35,194, adjusted for non-cash amortization expense of $205, and decreased by change in prepaid expenses of $3,183.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine-month periods ended May 31, 2017 and 2016 was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the nine-month period ended May 31, 2017, net cash flows provided by financing activities was $42,820 (cash proceeds of loan from a shareholder). For the nine-month period ended May 31, 2016, net cash flows provided by financing activities was $20,807, which included shareholder loan of $22,861, and cash repayment of a shareholder loan for $2,054.

Plan of Operations and Funding

We expect that our working capital requirements will continue to be funded through a combination of related party loans and issuances of securities. We have no lines of credit or other bank financing arrangements. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of May 31, 2017, we had working capital deficit of $74,592.

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

Going Concern

The independent auditors’ report accompanying our August 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended May 31, 2017.

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

LUBOA GROUP, INC.
(Registrant)

Dated: July 17, 2017	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin,
President and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer

