Form 10-K
period 2017-08-31
LUBOA GROUP, INC.
filed 2017-12-13
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended August 31, 2017

Commission File Number: 333-199210

LUBOA GROUP, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3F, No. 102, Bo’ai 2nd Road Zuoying District, Kaohsiung City Taiwan, R.O.C. (Address of principal executive offices and zip code) +886-75570551 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No ☐

As of February 28, 2017, the last business day of the registrant’s most recently completed second quarter, there was no active trading market with respect to the registrant’s common stock. The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common stock outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $127, based on the price at which the common stock was last sold on January 14, 2016.

The number of shares outstanding of the issuer’s common stock as of December 11, 2017 is 11,600,000 shares.

CAUTIONARY INFORMATION REGARDING

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

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” each means LUBOA GROUP, INC., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

We were incorporated under the name “Sunrise Tours, Inc.” in Nevada on March 19, 2013. On January 20, 2016, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our corporate name to “Luboa Group, Inc.” Concurrently with the name change, we also changed our principal business plan from developing and offering special services, such as 3D virtual tours for companies that would like to promote their venues on the Internet and through electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2017, no definitive agreement had been entered into in connection with our business plan. Our principal headquarters is located in Kaohsiung City, Taiwan. From our inception through August 31, 2017, we accumulated losses of approximately $135,098.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

1

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no public market for our common shares, which are quoted on the OTC Bulletin Board and OTC Link under the symbol “LBAO.” Because there is currently no established public trading market for any class of our common equity, the information available on over-the-counter market quotations is currently insufficient for us to provide the range of high and low bid information for our common stock. If quotation information does become available through the OTC Bulletin Board or OTC Link as a result of increased trading volume or otherwise, we remind the reader that such over-the-counter market quotations reflect inter-dealer prices. Such prices do include retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. As a result, any over-the-counter quotation information that becomes available for our stock in the future may contain stock price information that differs materially from the price that an investor would pay at or around the time of such quotation. We also note that trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

HOLDERS

The information required under this Item 5 about holders of our common equity is included below in Part III, Item 12, which is incorporated herein by reference.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and it should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

RESULTS OF OPERATIONS

As of August 31, 2017, we had total assets of $833 and total liabilities of $86,502. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended August 31, 2017 was $58,215, as compared to $45,719 during the fiscal year ended August 31, 2016. During fiscal years ended August 31, 2017 and 2016, we did not generate any revenue.

During the fiscal year ended August 31, 2017, we incurred expenses of $58,215, as compared to $45,719 during the fiscal year ended August 31, 2016.

2

Liquidity and Capital Resources

As of August 31, 2017, our total asset consisted of a prepaid expense in the amount of $833, which was the same as of August 31, 2016. As of August 31, 2017, our current liabilities were $86,502, as compared to $28,287 at August 31, 2016.

Stockholders’ deficit increased from $27,454 as of August 31, 2016 to $85,669 as of August 31, 2017.

The weighted average number of common shares outstanding was 11,600,000 for the fiscal years ended August 31, 2017 and 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2017, net cash flows used in operating activities was $52,838, consisting of a $58,215 net loss, increased by a $5,377 change in accrued expense. Net cash flows used in operating activities was $46,097 for the fiscal year ended August 31, 2016.

Cash Flows from Investing Activities

For the fiscal year ended August 31, 2017, there were no net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from either loans or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2017, net cash flows from financing activities came from proceeds of a $52,838 loan received from a major shareholder. For the fiscal year ended August 31, 2016, net cash flows from financing activities was $28,733, including a $2,054 repayment of a loan to a former director and proceeds of $30,787 from loans received from major shareholders.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of related party loans and issuances of equity and debt securities. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of August 31, 2017, we had a working capital deficit in the amount of $85,669.

We expect to fund our operations over the next 12 months with further loans from related parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business, and (ii) marketing expenses. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. This could materially impair our financial condition and results of operation.

Material Commitments

As of the date of this annual report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

3

Going Concern

The independent auditors’ report accompanying our August 31, 2017 and August 31, 2016 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Commences on the following page.

4

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Luboa Group, Inc.

We have audited the accompanying balance sheets of Luboa Group, Inc. as of August 31, 2017 and August 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2017 and August 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luboa Group, Inc. as of August 31, 2017 and August 31, 2016 and the results of its operations and cash flows for the years ended August 31, 2017 and August 31, 2016 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 12, 2017

LUBOA GROUP, INC.

BALANCE SHEETS

(AUDITED)

	AUGUST 31, 2017	AUGUST 31, 2016
ASSETS
Current Assets
Prepaid expenses	$833	$833
Total current assets	833	833

Total Assets	$833	$833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$81,025	$28,187
Accrued expense	5,477	100
Total current liabilities	86,502	28,287

Total Liabilities	86,502	28,287

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(135,098)	(76,883)
Total Stockholders’ Deficit	(85,669)	(27,454)

Total Liabilities and Stockholders’ Deficit	$833	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2017	2016

Revenues	$-	$-

Operating expenses
General and administrative expenses	58,215	45,719
Net loss from operations	(58,215)	(45,719)

Loss before taxes	(58,215)	(45,719)

Provision for taxes

Net Loss	$(58,215)	$(45,719)

Loss per common share:
Basic and Diluted*	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

(AUDITED)

				Deficit accumulated
	Number of		Additional	during
	Common		Paid-in-	development
	Shares	Amount	Capital	stage	Total
Balances as of August 31, 2015	11,600,000	11,600	23,400	(31,164)	3,836
Capital contributed by shareholder			14,429		14,429
Net loss for the year				(45,719)	(45,719)
Balances as of August 31, 2016	11,600,000	$11,600	$37,829	$(76,883)	$(27,454)

Net loss for the year				(58,215)	(58,215)
Balances as of August 31, 2017	11,600,000	$11,600	$37,829	$(135,098)	$(85,669)

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2017	2016
Operating Activities
Net loss	$(58,215)	$(45,719)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	205
Changes in operating assets and liabilities
Prepaid expenses	-	(683)
Accrued expenses	5,377	100
Net cash used in operating activities	(52,838)	(46,097)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Repayment of shareholder loan	-	(2,054)
Proceeds from loan from shareholder	52,838	30,787
Net cash provided by financing activities	52,838	28,733

Net increase(decrease) in cash and equivalents	$-	$(17,364)

Cash and equivalents at beginning of the period	-	17,364

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Significant non-cash transactions:
Discharged loan from shareholder	$-	$14,429
Repayment of shareholder loan with transfer of fixed assets	$-	$1,183

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2017, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through August 31, 2017, the Company accumulated losses of approximately $135,098.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities.” The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retroactively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception, resulting in an accumulated deficit of approximately $135,098 as of August 31, 2017, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company’s ability to successfully execute its business plan and generate profitable operations in the future, and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from related parties or the issuance of equity and debt securities.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At August 31, 2017, the Company’s did not have any bank deposit.

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

For the years ended August 31, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, “Income Taxes.” Under ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. At August 31, 2017, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with ASC 605, “Revenue Recognition.” ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during fiscal years ended August 31, 2017 and 2016.

Recent accounting pronouncements

Management has reviewed all of the recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of August 31, 2017, the Company had not issued any stock-based compensation to its employees.

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

As of August 31, 2017, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of August 31, 2017, the Company had a net operating loss carry forwards of approximately $105,794 that may be available to reduce future years’ taxable income through 2035 and 2037. Future tax benefits which may arise as a result of these losses have not been recognized in the accompanying consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$37,028	$26,877
Total deferred tax assets	37,028	26,877
Less: valuation allowance	(37,028)	(26,877)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2017 was $37,028. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2017 and 2016.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2017 and 2016:

	2017	2016
Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	-%

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

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $81,025 to pay for operating expenses.  As of August 31, 2016, the amount outstanding was $28,187. As of August 31, 2017, the amount outstanding was $81,025. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued on December 12, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NOTE 9 – RESTATEMENT

The financial statements have been revised to correct the accounting treatment of activities related to certain prepaid deposit at a personal trust account made by one of the Company’s current director and major shareholders. The prepaid deposit was accounted for as part of the Company’s prepaid expenses in the unaudited financial statements for the quarters ended February 29, 2016 and May 31, 2016. The revision also removed certain expenses incurred by the major shareholder in connection with the change of control transaction described in Note 8 above from the statements of operations for the quarters ended February 29, 2016 and May 31, 2016. The revision adjusted the account balances of the Company’s prepaid expenses loan from shareholder, accounts payable, general and administrative expenses, and deficit accumulated during the development stage for the periods affected. In accordance with GAAP, the Company calculated and recognized adjustments accordingly.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Name and Address	Age	Position(s)
Hsin-Nan Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	57	President, Chief Executive Officer, Secretary and Director

Chien-Hui Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	57	Treasurer, Chief Financial Officer and Director

Ta-Chin Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	29	Director

Hsin-Nan Lin has served as the Company’s Chief Executive Officer since January 14, 2016. He also founded Taiwan Luboa Development Co., Ltd. (“Luboa Taiwan”), a water resources management and coal mine development company, in Taiwan in 2011, and has since served as its President. Mr. Lin earned an executive MBA degree from National Chiayi University in Taiwan in 2010.

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

Under the Company’s bylaws, each of our directors serve for a term ending at the next following Annual Meeting of Stockholders and until their successors have been duly elected and qualified. Officers serve at the pleasure of the board and, which appoints our Chief Executive Officer, who in turn appoints all other officers. Each officer, including our Chief Executive Officer, holds office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as hereinafter provided.

CORPORATE GOVERNANCE

Audit Committee

We do not have an audit committee or an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted. Rather the full board performs this function.

Code of Ethics

We have not adopted a Code of Ethics and do not maintain a website. We would, however, plan to consider adopting such a code if and when we become able to execute on our current business plan, at which time we would expect to consider establishing a website capable of hosting any Code of Ethics that we may adopt in the future.

Material Changes to Procedures for Recommending Nominees to the Board of Directors

Between August 31 of 2016 and 2017, there have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

We made no payments for compensation disclosable under Item 402(n) of Regulation S-K, 17 CFR § 229.402(n) during the fiscal years ended August 31, 2017 and 2016 to any person serving as our principal executive officer (“PEO”), or any person serving as our principal financial officer (“PFO”). Nor did we make any such payments to the two most highly compensated executive officers other than our PEO and PFO. Accordingly, the table described under item 402(n) is omitted as inapplicable pursuant to Item 402(m)(4).

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock (“Significant Holders”), each executive officer and director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Beneficial Ownership of Current Directors, Executive Officers and Holders of at least 5% of the Company

Name of Beneficial Owner (1)	Type and Number of Shares (2)	Percent of Class of Outstanding Shares (3)
Hsin-Nan Lin – CEO, Secretary, and Director	Common - 9,000,000	77.59%
Chien-Hui Lin – Treasurer, CFO, and Director	Common - 1,000,000	8.62%
Ta-Chin Lin – Director	Common - 799,000	6.89%
All three directors and officer as a group	Common - 10,799,000	93.09%

Wu-Chang Lin – Significant Holder	Common - 799,000	6.89%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 3F., No. 102, Bo’ai 2nd Road, Zuoying District, Kaohsiung City 813, Taiwan, Province of China.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares actually outstanding.

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based on 11,600,000 shares outstanding as of November 24, 2017.

The information required under Item 201 of Regulation S-K is provided in Item 5 under Part II of this Report, which is incorporated herein by reference. As of August 31, 2017, the Company has no equity compensation plan, and as a result, has no information to disclose under Item 201 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 14, 2016, a director who is also one of the Company’s major shareholders loaned the Company $81,025 to pay for operating expenses. As of August 31, 2017, the amount outstanding was $81,025. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K.

As of August 31, 2017, the Company is listed on OTC Bulletin Board, OTCQB, which has corporate governance standards that require independent directors only for Alternative Reporting Companies. The OTCQB Standards define an independent director as person not employed by the Company or having a relationship that our board of directors deems would interfere with independent judgment in carrying out the responsibilities of a director. We are not an Alternative Reporting Company under the OTCQB Standards because we are an SEC Reporting Company. As a result, we are not subject to the corporate governance requirement under section 1.1(7) of the OTCQB Standards requiring independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended August 31, 2017 and 2016:

	For the Fiscal Years ended August 31,
	2017	2016
Audit Fees (1)	$9,650	$8,150
Audit-related Fees (2)	-	-
Tax Fees (3)	650	650
All Other Fees (4)	-	-
Total	$10,300	$8,800

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are included in this annual report:

(1)	The consolidated financial statements listed in the accompanying Index to consolidated financial statements are filed as part of this annual report.

(2)	Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Report are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Report in response to Item 15(a) (3) of Form 10-K.

Exhibit Index

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference.

Exhibit		Filed	Incorporated Herein by Reference
No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	2014-10-08
3.2	Certificate of Amendment		8-K	3.1	2016-02-12
3.3	Bylaws		S-1	3.2	2014-10-08
23.1	Registered Auditor’s Consent	X
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer	X
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer	X
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.

Dated: December 13, 2017	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, Chief Executive Officer

Dated: December 13, 2017	By:	/s/ Chien-Hui Lin
Chien-Hui Lin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hsin-Nan Lin	Chief Executive Officer and Director	December 13, 2017
Hsin-Nan Lin

/s/ Chien-Hui Lin	Chief Financial Officer and Director	December 13, 2017
Chien-Hui Lin

/s/ Ta-Chin Lin	Director	December 13, 2017
Ta-Chin Lin

