Form 10-Q
period 2017-11-30
LUBOA GROUP, INC.
filed 2018-01-12
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As of January 12, 2018, the registrant had 11,600,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

LUBOA GROUP, INC.

BALANCE SHEETS

	November 30, 2017 (Unaudited)	August 31, 2017 (Audited)
ASSETS
Current Assets
Prepaid expenses	$8,333	$833
Total current assets	8,333	833

Total Assets	$8,333	$833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$99,749	$81,025
Accounts payable	9,242	-
Accrued expense	6,452	5,477
Total current liabilities	115,443	86,502

Total Liabilities	115,443	86,502

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(156,539)	(135,098)
Total Stockholders' Equity (Deficit)	(107,110)	(85,669)

Total Liabilities and Stockholders' Equity (Deficit)	$8,333	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	November 30, 2017	November 30, 2016

Revenues	$-	$-

Operating expenses
General and administrative expenses	21,442	25,596
Net loss from operations	(21,442)	(25,596)

Loss before taxes	(21,442)	(25,596)

Provision for taxes	-	-
Net Loss	$(21,442)	$(25,596)

Loss per common share:
Basic and Diluted*	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended
	November 30, 2017	November 30, 2016
Operating Activities
Net loss	(21,441)	$(25,596)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(7,500)	(7,500)
Accounts payable	9,241	12,871
Accrued expenses	976	1,775
Net cash used in operating activities	(18,724)	(18,450)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	18,724	18,450
Net cash provided by financing activities	18,724	18,450

Net decrease in cash and equivalents	$-	$-

Cash and equivalents at beginning of the period	-	-

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2017, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through November 30, 2017, the Company accumulated losses of approximately $156,539.

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

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception, resulting in accumulated deficit of approximately $156,539 as of November 30, 2017, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The results for the three months ended November 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2017 (the “Annual Report”), filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2017 and for the related periods presented.

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At November 30, 2017, the Company’s did not have any bank deposit.

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

For the three month periods ended November 30, 2017 and 2016, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2017, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended November 30, 2017 and 2016.

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

Stock-Based Compensation

As of November 30, 2017, the Company had not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares at $0.001 per share for total proceeds of $9,000.

For the year ended August 31, 2015, the Company issued 2,600,000 shares at $0.01 per share for total proceeds of $26,000.

As at November 30, 2017, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of November 30, 2017, the Company had net operating loss carry forwards of approximately $127,237 that may be available to reduce future years’ taxable income through 2035 and 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – PREPAID EXPENSES

On October 3, 2017, the Company prepaid $10,000 to OTC Market Group Inc. for its annual fee from November 1, 2017 to October 31, 2018. $8,333 of such amount is classified as prepaid expenses as of November 30, 2017.

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

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $99,749 to pay for operating expenses. As of November 30, 2017, the amount outstanding was $99,749. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – CHANGE OF CONTROL

On January 14, 2016 (the “Closing Date”), Mr. Karpetskiy entered into a Securities Purchase Agreement (the “SPA”) with Hsin-Nan Lin, pursuant to which Mr. Lin acquired from Mr. Karpetskiy all 9 million shares of the Company’s common stock owned by him. Pursuant to the SPA, all of the Company’s outstanding liabilities as of the Closing Date, including the outstanding balance of Mr. Karpetskiy’s loan, were fully paid by utilizing cash on hand (or discharged in the case of Mr. Karpetskiy’s loan). As a result, the Company was relieved of unpaid shareholder loan in the amount of $14,428, which is recorded by the Company as additional paid-in capital as of November 30, 2017.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2017, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of November 30, 2017, we had total assets of $8,333 and total liabilities of $115,443. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended November 30, 2017 compared to the Three-Month Period Ended November 30, 2016

Revenue

We did not generate any revenue during the three months ended November 30, 2017, or the same period of 2016.

Operating Expenses

During the three-month period ended November 30, 2017, we incurred general and administrative expenses of $21,442 as compared to $25,596 during the same period of 2016. General and administrative expenses generally relate to corporate overhead, and professional and administrative services such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended November 30, 2017 was $21,442, as compared to a net loss of $25,596 during the same period of 2016.

Liquidity and Capital Resources

As of November 30, 2017

As at November 30, 2017, our current assets were $8,333 as compared to $833 at August 31, 2017. As at November 30, 2017, our current liabilities were $115,443 as compared to $86,502 at August 31, 2017.

Stockholders’ deficit was $107,110 as of November 30, 2017, compared $85,669 as of August 31, 2017.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the three months ended November 30, 2017, net cash flows used in operating activities was $18,724, consisting of net loss of $21,441, decreased by changes in prepaid expense of $7,500, and increased by a change in accounts payable of $9,241 and accrued expense of $976.

For the three months ended November 30, 2016, net cash flows used in operating activities was $18,450, consisting of net loss of $25,596, decreased by changes in prepaid expense of $7,500, and increased by a change in accounts payable of $12,871 and accrued expense of $1,775.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month periods ended November 30, 2017 and 2016 was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended November 30, 2017 and 2016, net cash provided by financing activities was $18,724 (cash proceeds of loans from shareholder) and $18,450, respectively.

Plan of Operations and Funding

We expect that our working capital requirements will continue to be funded through a combination of related party loans and issuances of securities. We have no lines of credit or other bank financing arrangements. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of November 30, 2017, we had working capital deficit of $107,110.

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

Going Concern

The independent auditors' report accompanying our August 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended November 30, 2017.

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

LUBOA GROUP, INC.
(Registrant)

Dated: January 12, 2018	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, President
and Chief Executive Officer

	By:	/s/ Chien-Hui Lin
Chien-Hui Lin,
Chief Financial Officer

