Form 10-K
period 2018-08-31
LUBOA GROUP, INC.
filed 2018-11-20
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports) Yes ☒  No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 28, 2018, the last business day of the registrant’s most recently completed second quarter, there was no active trading market with respect to the registrant’s common stock. The aggregate market value of the common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the common stock outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $127, based on the price at which the common stock was last sold on January 14, 2016.

The number of shares outstanding of the issuer’s common stock as of November 20, 2018 is 11,600,000 shares.

i

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

We were incorporated under the name “Sunrise Tours, Inc.” in Nevada on March 19, 2013. On January 20, 2016, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our corporate name to “Luboa Group, Inc.” Concurrently with the name change, we also changed our principal business plan from developing and offering special services, such as 3D virtual tours for companies that would like to promote their venues on the Internet and through electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2018, no definitive agreement had been entered into in connection with our business plan. Our principal headquarters is located in Kaohsiung City, Taiwan. From our inception through August 31, 2018, we accumulated losses of approximately $195,417.

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

RESULTS OF OPERATIONS

As of August 31, 2018, we had total assets of $833 and total liabilities of $146,821. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended August 31, 2018 was $60,320, as compared to $58,215 during the fiscal year ended August 31, 2017. During fiscal years ended August 31, 2018 and 2017, we did not generate any revenue.

During the fiscal year ended August 31, 2018, we incurred expenses of $60,320, as compared to $58,215 during the fiscal year ended August 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2018, our total asset consisted of a prepaid expense in the amount of $833, which was the same as of August 31, 2017. As of August 31, 2018, our current liabilities were $146,821 as compared to $86,502 at August 31, 2017.

Stockholders’ deficit increased from $85,669 as of August 31, 2017 to $145,988 as of August 31, 2018.

The weighted average number of common shares outstanding was 11,600,000 for the fiscal years ended August 31, 2018 and 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2018, net cash flows used in operating activities was $58,792, consisting of a $60,320 net loss, increased by a $1,528 change in accounts payable and accrued expense. Net cash flows used in operating activities was $52,838 for the fiscal year ended August 31, 2017.

Cash Flows from Investing Activities

For the fiscal year ended August 31, 2018, there were no net cash flows used in investing activities.

Cash Flows from Financing Activities

We have financed our operations from either loans or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2018, net cash flows from financing activities came from proceeds of a $58,792 loan received from a major shareholder for the fiscal year ended August 31, 2017, net cash flows from financing activities is $52,838, a loan received from a major shareholder as well.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of related party loans and issuances of equity and debt securities. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of August 31, 2018, we had a working capital deficit in the amount of $145,988.

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

Going Concern

The independent auditors’ report accompanying our August 31, 2018 and August 31, 2017 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. This assumption may, however, not hold true for a variety of reasons, many of which are out of our control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Commences on the following page.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Luboa Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Luboa Group, Inc. as of August 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2014.

Seattle, Washington

November 17, 2018

LUBOA GROUP, INC.

BALANCE SHEETS

(AUDITED)

	AUGUST 31, 2018	AUGUST 31, 2017
ASSETS
Current Assets
Prepaid expenses	$833	$833
Total current assets	833	833

Total Assets	$833	$833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$139,817	$81,025
Accounts payable and accrued expense	7,004	5,477
Total current liabilities	146,821	86,502

Total Liabilities	146,821	86,502

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(195,417)	(135,098)
Total Stockholders’ Equity (Deficit)	(145,988)	(85,669)

Total Liabilities and Stockholders’ Equity (Deficit)	$833	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2018	2017

Revenues	$-	$-

Operating expenses
General and administrative expenses	60,320	58,215
Net loss from operations	(60,320)	(58,215)

Loss before taxes	(60,320)	(58,215)

Provision for taxes

Net Loss	$(60,320)	$(58,215)

Loss per common share:
Basic and Diluted*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017

(AUDITED)

				Deficit
				accumulated
	Number of Common		Additional Paid-in-	during development
	Shares	Amount	Capital	stage	Total
Balances as of August 31, 2015	11,600,000	11,600	$23,400	$(31,164)	$3,836
Capital contributed by shareholder			14,429		14,429
Net loss for the year				(45,719)	(45,719)
Balances as of August 31, 2016	11,600,000	11,600	37,829	(76,883)	(27,454)

Net loss for the year				(58,215)	(58,215)

Balances as of August 31, 2017	11,600,000	11,600	37,829	(135,098)	(85,669)

Net loss for the year				(60,320)	(60,320)

Balances as of August 31, 2018	11,600,000	$11,600	$37,829	$(195,417)	$(145,989)

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year ended August 31,	Year ended August 31,
	2018	2017
Operating Activities
Net loss	(60,320)	(58,215)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization
Changes in operating assets and liabilities
Prepaid expenses	-	5,377
Accounts payable and accrued expense	1,528
Net cash used in operating activities	(58,792)	(52,838)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	58,792	52,838
Net cash provided by financing activities	58,792	52,838

Net decrease in cash and equivalents	$-	$-

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2018

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of August 31, 2018, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Kaohsiung City, Taiwan. From Inception through August 31, 2018, the Company accumulated losses of approximately $195,417.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception, resulting in an accumulated deficit of approximately $195,417 as of August 31, 2018, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At August 31, 2018, the Company’s did not have any bank deposit.

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

For the years ended August 31, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. At August 31, 2018, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during fiscal years ended August 31, 2018 and 2017.

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

Stock-Based Compensation

As of August 31, 2018, the Company had not issued any stock-based compensation to its employees.

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

As of August 31, 2018, 11,600,000 shares of common stock were issued and outstanding. See Note 8 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change of approximately 77.59% of these common shares.

NOTE 5 – INCOME TAXES

As of August 31, 2018, the Company had a net operating loss carry forwards of approximately $166,115 that may be available to reduce future years’ taxable income through 2035 and 2037. Future tax benefits which may arise as a result of these losses have not been recognized in the accompanying consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	$34,884	$37,028
Total deferred tax assets	34,884	37,028
Less: valuation allowance	(34,884)	(37,028)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2018 was $165,115. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2018 and 2017.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2018 and 2017:

	2018	2017
Federal statutory tax rate (flat tax rate)	(21.0)%	(35.0)%
Change in valuation allowance	21.0%	35.0%
Effective tax rate	-%	-%

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

Since January 14, 2016, a current director who is also one of the Company’s major shareholders has loaned the Company $81,025 to pay for operating expenses. As of August 31, 2017, the amount outstanding was $81,025. As of August 31, 2018, the amount outstanding was $139,817. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were issued on November 17, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NOTE 9 – RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the years ended August 31, 2018 and 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Name and Address	Age	Position(s)
Hsin-Nan Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	58	President, Chief Executive Officer, Secretary and Director

Chien-Hui Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	58	Treasurer, Chief Financial Officer and Director

Ta-Chin Lin 3F., No.102, Bo’ai 2nd Rd. Zuoying Dist., Kaohsiung City 813, Taiwan (R.O.C.)	30	Director

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

Ta-Chin Lin has served as the Special Assistant to Chief Executive Officer at Luboa Taiwan since April 2015. He was a corporate banking specialist at E-Sun Bank of Taiwan from June 2014 to April 2015, and prior to that was an instructor at Way-to-Win Educational Institute. Mr. Lin graduated from National Taiwan University in 2013 with a B.A. in agricultural economics.

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

Material Changes to Procedures for Recommending Nominees to the Board of Directors

Between August 31 of 2017 and 2018, there have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

We made no payments for compensation disclosable under Item 402(n) of Regulation S-K, 17 CFR § 229.402(n) during the fiscal years ended August 31, 2018 and 2017 to any person serving as our principal executive officer (“PEO”), or any person serving as our principal financial officer (“PFO”). Nor did we make any such payments to the two most highly compensated executive officers other than our PEO and PFO. Accordingly, the table described under item 402(n) is omitted as inapplicable pursuant to Item 402(m)(4).

There are no current employment agreements between the Company and its officers.

We have no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock (“Significant Holders”), each executive officer and director, and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Beneficial Ownership of Current Directors, Executive Officers and Holders of at least 5% of the Company

Name of Beneficial Owner (1)	Type and Number of Shares (2)	Percent of Class of Outstanding Shares (3)
Hsin-Nan Lin – CEO, Secretary, and Director	Common - 9,000,000	77.59%
Chien-Hui Lin – Treasurer, CFO, and Director	Common - 1,000,000	8.62%
Ta-Chin Lin – Director	Common - 799,000	6.89%
All three directors and officer as a group	Common - 10,799,000	93.09%

Wu-Chang Lin – Significant Holder	Common - 799,000	6.89%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 3F., No. 102, Bo’ai 2nd Road, Zuoying District, Kaohsiung City 813, Taiwan, Province of China.

(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares actually outstanding.

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based on 11,600,000 shares outstanding as of November 20, 2018.

The information required under Item 201 of Regulation S-K is provided in Item 5 under Part II of this annual report, which is incorporated herein by reference. As of August 31, 2018, the Company has no equity compensation plan, and as a result, has no information to disclose under Item 201 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 14, 2016, a director who is also one of the Company’s major shareholders loaned the Company $139,817 to pay for operating expenses. As of August 31, 2018, the amount outstanding was $139,817. The loan is non-interest bearing, due upon demand and unsecured. Our board considers the terms of this loan to be fair to the Company and on terms no less favorable than we could have secured from another source who is not a related person under Item 404 of Regulation S-K.

As of August 31, 2018, the Company is listed on OTC Bulletin Board, OTCQB, which has corporate governance standards that require independent directors only for Alternative Reporting Companies. The OTCQB Standards define an independent director as person not employed by the Company or having a relationship that our board of directors deems would interfere with independent judgment in carrying out the responsibilities of a director. We are not an Alternative Reporting Company under the OTCQB Standards because we are an SEC Reporting Company. As a result, we are not subject to the corporate governance requirement under section 1.1(7) of the OTCQB Standards requiring independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for audit and other services during the fiscal years ended August 31, 2018 and 2017:

	For the Fiscal Years ended August 31,
	2018	2017
Audit Fees (1)	$9,925	$9,650
Audit-related Fees (2)	-	-
Tax Fees (3)	650	650
All Other Fees (4)	-	-
Total	$10,575	$10,300

(1)	Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)	Audit-Related Fees - This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

(3)	Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are included in this annual report:

(1)	The consolidated financial statements listed in the accompanying Index to consolidated financial statements are filed as part of this annual report.

(2)	Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this annual report are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this annual report in response to Item 15(a) (3) of Form 10-K.

Exhibit Index

The following exhibit index shows those exhibits filed with this annual report and those incorporated herein by reference.

		Filed	Incorporated Herein by Reference
Exhibit No.	Description of Exhibit	Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1	3.1	2014-10-08
3.2	Certificate of Amendment		8-K	3.1	2016-02-12
3.3	Bylaws		S-1	3.2	2014-10-08
23.1	Registered Auditor’s Consent	X
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4) of Chief Financial Officer	X
32.1	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Executive Officer	X
32.2	Certification Pursuant to Section 1350 of Title 18 of the United States Code of Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUBOA GROUP, INC.

Dated: November 20, 2018	By:	/s/ Hsin-Nan Lin
Hsin-Nan Lin, Chief Executive Officer

Dated: November 20, 2018	By:	/s/ Chien-Hui Lin
Chien-Hui Lin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hsin-Nan Lin	Chief Executive Officer and Director	November 20, 2018
Hsin-Nan Lin

/s/ Chien-Hui Lin	Chief Financial Officer and Director	November 20, 2018
Chien-Hui Lin

/s/ Ta-Chin Lin	Director	November 20, 2018
Ta-Chin Lin