Form 10-Q
period 2018-11-30
LUBOA GROUP, INC.
filed 2019-01-15
CIK 1586452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-199210

LUBOA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2nd Floor, Area A, #59 Longjing 2nd Rd, Baocheng Block 3, Baoan District, Shenzhen, China 518000	518000
(Address of principal executive offices)	(Zip Code)

(86) 18304043465
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As of January 14, 2019, the registrant had 11,600,000 shares of common stock outstanding.

i

PART I. FINANCIAL INFORMATION

LUBOA GROUP, INC.

BALANCE SHEETS

	NOVEMBER 30, 2018 (Unaudited)	AUGUST 31, 2018 (Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$833
Total current assets	-	833

Total Assets	$-	$833

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$152,241	$139,817
Accounts payable and accrued expenses	10,671	7,004
Total current liabilities	162,912	146,821

Total Liabilities	162,912	146,821

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	37,829	37,829
Deficit accumulated during the development stage	(212,341)	(195,417)
Total Stockholders’ Equity (Deficit)	(162,912)	(145,988)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$833

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	November 30, 2018	November 30, 2017

Revenues	$-	$-

Operating expenses
General and administrative expenses	16,924	21,441
Net loss from operations	(16,924)	(21,441)

Loss before taxes	(16,924)	(21,441)

Provision for taxes	-	-

Net Loss	$(16,924)	$(21,441)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and Diluted	11,600,000	11,600,000

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended November 30	Three months ended November 30
	2018	2017
Operating Activities
Net loss	$(16,924)	$(21,441)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	-
Changes in operating assets and liabilities
Prepaid expenses	833	(7,500)
Accounts payable and accrued expenses	3,667	10,217
Net cash used in operating activities	(12,424)	(18,724)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	12,424	18,724
Net cash provided by financing activities	12,424	18,724

Net decrease in cash and equivalents	$-	$-

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2018, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Shenzhen, China. From Inception through November 30, 2018, the Company accumulated losses of approximately $212,341.

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

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception, resulting in accumulated deficit of approximately $212,341 as of November 30, 2018, and further losses are anticipated in the development of its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At November 30, 2018, the Company’s did not have any bank deposit.

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

For the three month periods ended November 30, 2018 and 2017, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2018, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended November 30, 2018 and 2017.

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

Stock-Based Compensation

As of November 30, 2018, the Company had not issued any stock-based payments to its employees.

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

As at November 30, 2018, 11,600,000 shares of common stock were issued and outstanding. See Note 7 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares.  See Note 7 and Note 8 for the January 7, 2019 ownership change transaction with respect to certain 93.09% of the company’s common shares.

NOTE 5 – INCOME TAXES

As of November 30, 2018, the Company had net operating loss carry forwards of approximately $47,579 that may be available to reduce future years’ taxable income through the 2035 and 2037 tax years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

From Inception through January 14, 2016, the Company’s then sole shareholder and director Alexander Karpetskiy loaned the Company $15,066 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. As of January 14, 2016, the amount outstanding was $14,429. As a result of the ownership change described in Note 7, the entire unpaid balance of the loan was discharged by Mr. Karpetskiy as of January 14, 2016.

Since January 14, 2016, a former director Hsin-Nan Lin who was also one of the Company’s major shareholders had loaned the Company $152,241 to pay for operating expenses. As of November 30, 2018, the amount outstanding was $152,241. The loan is non-interest bearing, due upon demand and unsecured.  As a result of the January 7, 2019 change of control transaction described in Note 7, Mr. Lin has released the Company of all of his loans lent to the Company.

NOTE 7 – CHANGE OF CONTROL

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

On January 7, 2019, as a result of a private transactions, 9,000,000 shares of common stock (the “Shares”) of the Company have been transferred from Hsin-Nan Lin to a group of purchasers, including Mr. Jiang Feng, the Company’s Chief Executive Officer (the “Purchasers”). Furthermore, our former Chief Financial Officer and member of board of directors, Ms. Chien-Hui Lin and Mr. Ta-Chin Lin also sold their shareholding of 1,000,000 shares and 799,000 shares respectively to Mr. Jiang Feng. As a result, Mr. Jiang Feng becoming a 75.75% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and becoming the controlling shareholder. The aggregate consideration paid for the Shares, which represent 93.09% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $387,434.50. The consideration per share was $0.035876887. The source of the cash consideration for the Shares was personal funds of the Purchasers and Mr. Jiang Feng. In connection with the transaction, Hsin-Nan Lin, Chien-Hui Lin and Ta-Chin Lin released the Company from all debts owed.

NOTE 8 – SUBSEQUENT EVENTS

See Note 7 for the details of the January 7, 2019 change of control transaction involving the transfer of certain 93.09% of the Company’s issued and outstanding shares of common stock.

NOTE 9 – CONDENSED UNAUDITED FINANCIAL STATEMENTS

The results for the three months ended November 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2018 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2018 and for the related periods presented.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We were incorporated in the State of Nevada on March 19, 2013 under the name “Sunrise Tours, Inc.” On January 20, 2016, we amended our Articles of Incorporation and changed our name to “Luboa Group, Inc.” in connection with our new business plan as described below. Our business office is located at 2nd Floor, Area A, #59 Longjing 2nd Rd, Baocheng Block 3, Baoan District, Shenzhen, China 518000. Our telephone number is (86) 18304043465..

Business Plan

Prior to our corporate name change on January 20, 2016, we planned to offer special service such as 3D virtual tours for companies which would like to promote their venues on the Internet, optical disks and hard and flash drives. Concurrent with our name change, we have changed our business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of November 30, 2018, we have not entered into any definitive agreement in connection with our new business plan.

Results of Operations

As of November 30, 2018, we had total assets of $0 and total liabilities of $162,912. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We may raise additional capital through, among other things, sale of equity or debt securities.

Three-Month Period Ended November 30, 2018 compared to the Three-Month Period Ended November 30, 2017

Revenue

We did not generate any revenue during the three months ended November 30, 2018, or the same period of 2017.

Operating Expenses

During the three-month period ended November 30, 2018, we incurred general and administrative expenses of $16,924 as compared to $21,442 during the same period of 2017. General and administrative expenses generally relate to corporate overhead, and professional and administrative services such as legal, accounting and regulatory expenses.

Net Income (Loss)

Our net loss for the three-month period ended November 30, 2018 was $16,924, as compared to a net loss of $21,442 during the same period of 2017.

Liquidity and Capital Resources

As of November 30, 2018

As at November 30, 2018, our current assets were $0 as compared to $833 at August 31, 2018. As at November 30, 2018, our current liabilities were $162,912 as compared to $146,821 at August 31, 2018.

Stockholders’ deficit was $162,912 as of November 30, 2018, compared $145,988 as of August 31, 2018.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.

For the three months ended November 30, 2018, net cash flows used in operating activities was $12,424, consisting of net loss of $16,924, decreased by changes in prepaid expense of $833, and increased by a change in accounts payable and accrued expense of $3,667.

For the three months ended November 30, 2017, net cash flows used in operating activities was $18,724, consisting of net loss of $21,441, decreased by changes in prepaid expense of $7,500, and increased by a change in accounts payable of $9,241 and accrued expense of $976.

Cash Flows from Investing Activities

Net cash used in investing activities during the three-month periods ended November 30, 2018 and 2017 was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from related parties or the issuance of equity and debt instruments.

For the three-month periods ended November 30, 2018 and 2017, net cash provided by financing activities was $12,424 (cash proceeds of loans from shareholder) and $18,724, respectively.

Plan of Operations and Funding

We expect that our working capital requirements will continue to be funded through a combination of related party loans and issuances of securities. We have no lines of credit or other bank financing arrangements. Our working capital requirements are expected to increase if and when we are able to execute on our current business plan. As of November 30, 2018, we had working capital deficit of $162,912.

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

Going Concern

The independent auditors’ report accompanying our August 31, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered shares were sold during the three-month period ended November 30, 2018.

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

LUBOA GROUP, INC.
(Registrant)

Dated: January 14, 2019	By:	/s/ Jiang Feng
Jiang Feng,
President and Chief Executive Officer

	By:	/s/ Jiang Feng
Jiang Feng,
Chief Financial Officer

