Form 10-Q
period 2019-02-28
LUBOA GROUP, INC.
filed 2019-04-15
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-199210

LUBOA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor, Area A, #59 Longjing 2nd Rd, Baocheng Block 3,

Baoan District, Shenzhen, China 518000

(Address of principal executive offices, Zip Code)

+86 -755-82567566

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 12, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	11,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED BALANCE SHEET

	FEBRUARY 28, 2019 (Unaudited)	AUGUST 31, 2018 (Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$833
Total current assets	-	833

Total Assets	$-	$833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$1,061	$139,817
Accounts payable and accrued expenses	12,671	7,004
Total current liabilities	13,732	146,821

Total Liabilities	13,732	146,821

Stockholders’ Equity Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	190,070	37,829
Deficit accumulated during the development stage	(215,402)	(195,417)
Total Stockholders’ Deficit	(13,732)	(145,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$833

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	3,061	13,466	19,985	34,908
Total operating expense	3,061	13,466	19,985	34,908

Loss from operations	(3,061)	(13,466)	(19,985)	(34,908)

Income tax	-	-	-	-

Net loss	$(3,061)	$(13,466)	$(19,985)	$(34,908)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	11,600,000	11,600,000	11,600000	11,600,000

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended	Six months ended
	February 28 2019	February 28 2018
Operating Activities
Net loss	$(19,985)	$(34,908)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	-	-
Changes in operating assets and liabilities
Prepaid expenses	833	(5,000)
Accounts payable	3,667	4,175
Accrued expenses	2,000	23
Net cash used in operating activities	(13,485)	(35,710)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	13,485	35,710
Net cash provided by financing activities	13,485	35,710

Net decrease in cash and equivalents	$-	$-

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$-	$-

Significant non-cash transactions:

Discharged loan from shareholder	$152,241	$-

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of February 28, 2019, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Shenzhen, China. From Inception through February 28, 2019, the Company accumulated losses of approximately $215,402.

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

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception, resulting in accumulated deficit of approximately $215,402 as of February 28, 2019, and further losses are anticipated in the development of its business plan.

The ability to continue as a going concern is dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs. The Company is in the development stage and has generated no operating income. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At February 28, 2019, the Company did not have any bank deposit.

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

For the six month periods ended February 28, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of February 28, 2019, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during six month periods ended February 28, 2019 and 2018.

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

Stock-Based Compensation

As of February 28, 2019, the Company had not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMON STOCK

As of February 28, 2019, the Company had 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 23, 2013, the Company issued 9,000,000 shares at $0.001 per share for total proceeds of $9,000.

For the year ended August 31, 2015, the Company issued 2,600,000 shares at $0.01 per share for total proceeds of $26,000.

As at February 28, 2019, 11,600,000 shares of common stock were issued and outstanding. See Note 7 (Change of Control) regarding the January 14, 2016 transaction resulting in the ownership change as of approximately 77.59% of these common shares. See Note 7 for the January 7, 2019 ownership change transaction with respect to certain 93.09% of the company’s common shares.

NOTE 5 – INCOME TAXES

As of February 28, 2019, the Company had net operating loss carry forwards of approximately $215,402 that may be available to reduce future years’ taxable income through the 2035 and 2037 tax years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since January 14, 2016, a former director Hsin-Nan Lin who was also one of the Company’s major shareholders had loaned the Company $152,241 to pay for operating expenses. As of November 30, 2018, the amount outstanding was $152,241. The loan is non-interest bearing, due upon demand and unsecured. As a result of the January 7, 2019 change of control transaction described in Note 7, Mr. Lin has released the Company of all of his loans lent to the Company. As of February 28, 2019, Mr. Jiang Feng had loaned the Company $1,061 to pay for operating expenses.

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

On January 7, 2019, as a result of a private transaction, 9,000,000 shares of common stock (the “Shares”) of the Company have been transferred from Hsin-Nan Lin to a group of purchasers, including Mr. Jiang Feng, the Company’s Chief Executive Officer (the “Purchasers”). Furthermore, our former Chief Financial Officer and member of board of directors, Ms. Chien-Hui Lin and Mr. Ta-Chin Lin also sold their shareholding of 1,000,000 shares and 799,000 shares respectively to Mr. Jiang Feng. As a result, Mr. Jiang Feng becoming a 93.09% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and becoming the controlling shareholder. The aggregate consideration paid for the Shares, which represent 93.09% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $387,434.50. The consideration per share was $0.04. The source of the cash consideration for the Shares was personal funds of the Purchasers and Mr. Jiang Feng. In connection with the transaction, Hsin-Nan Lin, Chien-Hui Lin and Ta-Chin Lin released the Company from all debts owed.

NOTE 8 – SUBSEQUENT EVENTS

On March 11, 2019, the Company filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, under which, among others, it (1) increased the number of authorized shares of common stock to 1,980,000,000 and (2) created and authorized 20,000,000 shares of blank check preferred stock, par value $0.001 per share.

On March 8, 2019, board of directors of the Company approved the adoption of the Company’s Amended and Restated Bylaws which substantially revised the Company’s existing Bylaws.

On April 1, 2019, the Company entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Bangtong Technology International Limited, a Seychelles International Business Company (“Bangtong International”), and the shareholders of Bangtong International (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Bangtong International held by them, constituting all of the issued and outstanding capital stock of Bangtong International, in exchange for 100 million newly issued shares of the Company’s common stock that will, in the aggregate, constitute approximately 89.6% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

NOTE 9 – CONDENSED UNAUDITED FINANCIAL STATEMENTS

The results for the six months ended February 28, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

We were incorporated on March 19, 2013 under the name “Sunrise Tours, Inc.” under the laws of the state of Nevada. We originally intended to develop and offer special services, including 3D virtual tours for companies that would like to promote their venues on the Internet and through electronic media. On January 20, 2016, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our corporate name to “Luboa Group, Inc.” Concurrently with the name change, we changed our principal business plan to developing specialized agricultural products and a carbon emission trading platform in Asia. However, since inception, we have not engaged in active business operations and have not generated significant amount of revenue.

On January 7, 2019, through a series of private transactions, our current sole officer and director, Mr. Feng Jiang acquired an aggregate of 10,799,000 shares of common stock of the Company, representing 93.09% of the issued and outstanding share capital of the Company on a fully-diluted basis, and accordingly became the controlling shareholder of the Company, which caused a change in control of the Company.

Upon the change of control of the Company, all of our then officers and directors resigned from their respective offices and Mr. Jiang became our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

Recent Development

On March 11, 2019, we filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada, under which, among others, we (1) increased the number of authorized shares of common stock to 1,980,000,000 and (2) created and authorized 20,000,000 shares of blank check preferred stock, par value $0.001 per share.

On March 8, 2019, our board of directors approved the adoption of the Company’s Amended and Restated Bylaws which substantially revised the Company’s existing Bylaws. The major modifications to the former Bylaws of the Company include:

(1) special meetings of stockholders will now be called by the Chief Executive Officer, President, or the board, or called by the President or Secretary of the Company at the request in writing of a majority of the board or the holders of not less than thirty percent of all the shares issued, outstanding and entitled to vote, as opposed to the Company’s former Bylaws which provided that only the board of directors, or a committee of the board of directors that has been designated by the board of directors may call the meeting;

(2) a new provision providing that the Company’s board may authorize the issuance of uncertificated shares of some or all of the shares of any or all of the Company’s classes or series; and

(3) a new provision providing that no contract or transaction between the Company and one or more of its directors or officers, or between the Company and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, will be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (1) the fact as to his relationship or interest and as to the contract or transaction is known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the fact as to his relationship or interest and as to the contract or transaction is known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Company as of the time it is authorized, approved, or ratified by the Board, a committee thereof, or the stockholders.

The description set forth here is qualified in its entirety by reference to the full text of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws, which are filed as Exhibits 3.1 and 3.2, respectively, to this Quarterly Report and incorporated herein by reference.

On April 1, 2019, we entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Bangtong Technology International Limited, a Seychelles International Business Company (“Bangtong International”), and the shareholders of Bangtong International (the “Shareholders”). Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Bangtong International held by them, constituting all of the issued and outstanding capital stock of Bangtong International, in exchange for a number of newly issued shares of the Company’s common stock (the “Shares”) that will, in the aggregate, constitute approximately 89.6% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

However, the exchange transaction contemplated by the Share Exchange Agreement has not been consumed yet. The parties to the Share Exchange Agreement have agreed to close the exchange transaction as soon as practicable. We cannot make any assurances that the exchange transaction will be consummated eventually. If the transactions contemplated by the Share Exchange Agreement are completed, we will become engaged in active business operations through Bangtong International and its wholly owned subsidiaries and affiliated entities, there will be a change of control in the Company and possibly, a change in management.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, because we currently have no or nominal assets (other than cash) and no or nominal operations.

We incurred a net loss of $19,985 for the six months ended February 28, 2019. As of February 28, 2019, we had an accumulated deficit of $215,402. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended February 28, 2019 and 2018

Revenues

We did not generate any revenue during the three months ended February 28, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $3,061 and $13,466 for the three months ended February 28, 2019 and 2018, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the three months ended February 28, 2019 and 2018, we incurred a net loss of $3,061 and $13,466, respectively.

Comparison of Six Months Ended February 28, 2019 and 2018

Revenues

We did not generate any revenue during the six months ended February 28, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $19,985 and $34,908 for the six months ended February 28, 2019 and 2018, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the six months ended February 28, 2019 and 2018, we incurred a net loss of $19,985 and $34,908, respectively.

Liquidity and Capital Resources

As of February 28, 2019, the Company had a working capital deficit of $13,732, an accumulated deficit of $215,402 and did not earn any revenue to cover its operating costs.

The Company has no assets and has not generated meaningful revenues since inception. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon certain related party to provide continued funding and capital resources.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

	Six Months Ended February 28,
	2019	2018
Net cash (used in) operating activities	$(13,485)	$(35,710)
Net cash (used in) provided by investing activities		_
Net cash provided by financing activities	13,485	35,710
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of period	-	-
Cash and cash equivalents at the end of period	$-	$-

Operating Activities

We did not generate positive cash flows from operating activities. Net cash used in operating activities was $13,485 for the six months ended February 28, 2019, as compared to $35,710 net cash used in operating activities for the six months ended February 28, 2018.

Investing Activities

Net cash used in investing activities was $0 for the six months ended February 28, 2019 and 2018.

Financing Activities

We have financed our operations primarily from either loans from related party or the issuance of equity and debt instruments. Net cash provided by financing for the six months ended February 28, 2019 was $13,485, as compared to $35,710 for the six months ended February 28, 2018.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, the Company is not required to provide this information.

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended August 31, 2018 included in the Annual Report on Form 10-K filed on November 20, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, filed on March 11, 2019

3.2	Amended and Restated Bylaws of the Company, adopted on March 8, 2019

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2019

LUBOA GROUP, INC.

By:	/s/ Feng Jiang
Feng Jiang
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, filed on March 11, 2019

3.2	Amended and Restated Bylaws of the Company, adopted on March 8, 2019

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

