Form 10-Q
period 2019-05-31
LUBOA GROUP, INC.
filed 2019-07-11
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-199210

LUBOA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1007098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 202-1, Building # 21 of Intelligence and Wealth Center

Jiaxing, Zhejiang Province, China, 314000

(Address of principal executive offices, Zip Code)

+86-537-82239727

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 8, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED BALANCE SHEET

	May 31, 2019	AUGUST 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$-	$833
Total current assets	-	833

Total Assets	$-	$833

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$7,696	$139,817
Accounts payable and accrued expenses	20,972	7,004
Total current liabilities	28,668	146,821

Total Liabilities	28,668	146,821

Stockholders’ Equity Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,600,000 shares issued and outstanding	11,600	11,600
Additional paid-in-capital	190,070	37,829
Deficit accumulated during the development stage	(230,338)	(195,417)
Total Stockholders’ Deficit	(28,668)	(145,988)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$833

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	14,936	11,900	34,921	46,808
Total operating expense	14,936	11,900	34,921	46,808

Loss from operations	(14,936)	(11,900)	(34,921)	(46,808)

Income tax	-	-	-	-

Net loss	$(14,936)	$(11,900)	$(34,921)	$(46,808)

Net Loss per share of common stock – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	11,600,000	11,600,000	11,600000	11,600,000

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended May 31, 2019	Nine months ended May 31, 2018
Operating Activities
Net loss	$(34,921)	$(46,808)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	833	(2,500)
Accounts payable	3,667	3,525
Accrued expenses	10,301	(1,727)
Net cash used in operating activities	(20,120)	(47,510)

Investing Activities
Cash used to pay for fixed assets	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from loan from shareholder	20,120	47,510
Net cash provided by financing activities	20,120	47,510

Net decrease in cash and equivalents	$-	$-

Cash and equivalents at beginning of the period	-

Cash and equivalents at end of the period	$-	$-

Significant non-cash transactions:

Discharged loan from shareholder	$152,241	$-

The accompanying notes are an integral part of these condensed financial statements

LUBOA GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Luboa Group, Inc. (the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). On January 20, 2016, the Company filed a Certificate of Amendment with the Secretary of State of Nevada and changed its corporate name to “Luboa Group Inc.” Concurrent with the change of corporate name, the Company also changed its principal business plan from developing and offering special services such as 3D virtual tours for companies which would like to promote their venues on the Internet and electronic media, to developing specialized agricultural products and a carbon emission trading platform in Asia. However, as of May 31, 2019, no definitive agreement had been entered into in connection with the business plan. The Company’s principal headquarters is located in Shenzhen, China. From Inception through May 31, 2019, the Company accumulated losses of approximately $230,338.

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

On April 1, 2019, the Company entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Bangtong Technology International Limited, a Seychelles International Business Company (“Bangtong International”), and the shareholders of Bangtong International (the “Shareholders”). Bangtong International operates an e-commerce platform which serves consumers through its retail websites that enable third-party sellers to sell their products on its online marketplace. Bangtong International has not yet generated any revenues. Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Bangtong International held by them, constituting all of the issued and outstanding capital stock of Bangtong International, in exchange for 100 million newly issued shares of the Company’s common stock that will, in the aggregate, constitute approximately 89.6% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. On June 21, 2019, the Company filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) to disclose the information in the reverse acquisition transaction, and a copy of the Share Exchange Agreement is attached as Exhibit 2.1 to the Form 8-K.

As a result of the closing of the Share Exchange, Bangtong International owns approximately 89.6% of the total outstanding ordinary shares of the Company and the former shareholders of the Company own approximately 10.4%. Mr. Feng Jiang, the former sole officer and director of the Company, resigned from all positions with the Company as of immediately before the closing of the Share Exchange and Mr. Xianyi Hao was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.

On June 21, 2019, the Company’s board of directors unanimously approved to modify the Company’s accounting fiscal year end from August 31 to December 31.

NOTE 2 – GOING CONCERN

The Company has incurred loss since Inception, resulting in accumulated deficit of approximately $230,338 as of May 31, 2019, and further losses are anticipated in the development of its business plan.

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

Cash and Cash Equivalents

For purposes of the accompanying statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s funds are deposited in insured institutions. At May 31, 2019, the Company did not have any bank deposit.

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

For the nine month periods ended May 31, 2019 and 2018, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. As of May 31, 2019, there were no unrecognized tax benefits.

Revenue Recognition

The Company adopted ASC topic 606, Revenue from Contracts with Customers (“ASC 606”), from January 1, 2018. Revenues for the three and nine months ended May 31, 2019 were presented under ASC 606, and revenues for the three and nine months ended May 31, 2018 was not adjusted and continue to be presented under ASC topic 605, Revenue Recognition (“ASC 605”). The Company’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

Consistent with the criteria of ASC 606, the Company recognizes revenues when the Company satisfies a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when the customer obtains control of that asset.

In accordance with ASC 606, the Company evaluates whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is a principal, that the Company obtains control of the specified goods or services before they are transferred to the customers, the revenues should be recognized in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or services transferred. When the Company is an agent and its obligation is to facilitate third parties in fulfilling their performance obligation for specified goods or services, revenues should be recognized in the net amount for the amount of commission which the Company earns in exchange for arranging for the specified goods or services to be provided by other parties. Revenue is recorded net of value-added taxes.

The Company recognizes revenue net of discounts and return allowances when the products are delivered, and title passes to customers. Significant judgement is required to estimate return allowances.

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

Stock-Based Compensation

As of May 31, 2019, the Company had not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMON STOCK

As of May 31, 2019, the Company had 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

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

NOTE 5 – INCOME TAXES

As of May 31, 2019, the Company had net operating loss carry forwards of approximately $230,338 that may be available to reduce future years’ taxable income through the 2035 and 2037 tax years. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since January 14, 2016, a former director Hsin-Nan Lin who was also one of the Company’s major shareholders had loaned the Company $152,241 to pay for operating expenses. As of November 30, 2018, the amount outstanding was $152,241. The loan is non-interest bearing, due upon demand and unsecured. As a result of the January 7, 2019 change of control transaction described in Note 7, Mr. Lin has released the Company of all of his loans lent to the Company. The release of his loan led to the increase in the Company’s additional paid in capital. As of May 31, 2019, Mr. Jiang Feng had loaned the Company $7,696 to pay for operating expenses.

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

NOTE 8 – SUBSEQUENT EVENTS

Other than the subsequent restructuring transaction as described in Note 1, there is no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

NOTE 9 – CONDENSED UNAUDITED FINANCIAL STATEMENTS

The results for the nine months ended May 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 filed with the Securities and Exchange Commission.

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

On April 1, 2019, we entered into a share exchange agreement with Bangtong Technology International Limited, a Republic of Seychelles company (“Bangtong International”) and holders of all outstanding capital stock of Bangtong International, pursuant to which on June 21, 2019, we acquired 100% of the outstanding capital stock of Bangtong International, and in exchange, we issued to the former shareholders of Bangtong International an aggregate of 100,000,000 shares of the Company’s common stock. As a result, Bangtong International became our wholly-owned subsidiary and the former shareholders of Bangtong International became the holders of approximately 89.6% of our issued and outstanding capital stock on a fully-diluted basis. On the same date, Mr. Feng Jiang resigned from his positions as of President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Xianyi Hao was appointed as our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of e-commerce. As a startup company, we have yet to officially launch our e-commerce platform, Ingertona (英格多纳), which is still under development and is expected to offer our full array of product offerings when it is ready. Accordingly, we have not yet commenced planned operations to any significant measure. Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

●	Formation of our subsidiaries;

●	Development of our business plan;

●	Research on marketing channels/strategies for our planned business; and

●	The development of our e-commerce platform.

In addition, on June 21, 2019, we changed our fiscal year end from August 31 to December 31, effective immediately.

We incurred a net loss of 34,921 for the nine months ended May 31, 2019. As of May 31, 2019, we had an accumulated deficit of $230,338. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended May 31, 2019 and 2018

Revenues

We did not generate any revenue during the three months ended May 31, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $14,936 and $11,900 for the three months ended May 31, 2019 and 2018, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the three months ended May 31, 2019 and 2018, we incurred a net loss of $14,936 and $11,900, respectively.

Comparison of Nine Months Ended May 31, 2019 and 2018

Revenues

We did not generate any revenue during the nine months ended May 31, 2019 and 2018.

Operating Expenses

We incurred total operating expenses of $34,921 and $46,808 for the nine months ended May 31, 2019 and 2018, respectively. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

During the nine months ended May 31, 2019 and 2018, we incurred a net loss of $34,921 and $46,808, respectively.

Liquidity and Capital Resources

Working capital:	May 31, 2019	May 31, 2018
Total current assets	$-	$3,333
Total current liabilities	28,668	135,810
Working capital deficiency	$(28,668)	$(132,477)

As of May 31, 2019, we do not have any cash and cash equivalents. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties. The following table provides detailed information about our net cash flows for the nine months ended May 31, 2019 and 2018:

Cash flows:	Nine Months Ended May 31, 2019	Nine Months Ended May 31, 2018
Net cash used in operating activities	$(21,120)	$(47,510)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	21,120	47,510
Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of year	-	-
Cash and cash equivalents at the end of year	$-	$-

Operating Activities

We did not generate positive cash flows from operating activities. Net cash used in operating activities was $21,120 for the nine months ended May 31, 2019, as compared to $47,510 net cash used in operating activities for the nine months ended May 31, 2018.

Investing Activities

We did not have any net cash provided by or used in investing activities for the nine months ended May 31, 2019 and 2018.

Financing Activities

We have financed our operations primarily from either loans from related party or the issuance of equity and debt instruments. Net cash provided by financing for the nine months ended May 31, 2019 was $21,120, as compared to $47,510 for the nine months ended May 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 11, 2019

LUBOA GROUP, INC.

By:	/s/ Xianyi Hao
Xianyi Hao
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

