Form 10-Q
period 2019-06-30
LUBOA GROUP, INC.
filed 2019-08-19
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	June 30, 2019	December 31, 2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	592,725	970,752
Other receivables	152,433	90,157
Amount due from related parties	10,085	10,080
Prepayments	10,303	521,707
Total current assets	765,546	1,592,696

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	167,846	52,209
Operating lease right-of-use assets	92,765	-
Total non-current assets	260,611	52,209
Total assets	1,026,157	1,644,905

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	760,597	657,810
Other payables	559,605	313,081
Current operating lease liabilities	40,138	-
Total current liabilities	1,360,340	970,891

Non-current liabilities:
Non-current operating lease liabilities	52,627	-
Total non-current liabilities	52,627	-
Total liabilities	1,412,967	970,891

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,510,806
Foreign currency translation reserve	53,084	39,479
Accumulated deficit	(2,224,271)	(987,871)
Total (deficit) equity	(386,810)	674,014
Total liabilities and equity	1,026,157	1,644,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Other income	439	-	966	-
General and administrative expense	(583,746)	(13,596)	(1,237,366)	(28,529)
Net loss for the year	(583,307)	(13,596)	(1,236,400)	(28,529)

Foreign current translation differences	(13,341)	298	13,605	203
Total comprehensive loss for the year	(596,648)	(13,298)	(1,222,795)	(28,326)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities:
Loss before tax	(1,236,400)	(28,529)

Adjustments for:
Depreciation and amortization expense	16,546	-
Changes in:
Other receivables	(62,530)	-
Prepayments	465,268	6,850
Other payables	410,787	23,262
Amount due from related parties	50,573	-
Amount due to related parties	102,263	-
Net cash (used in) provided by operating activities	(253,493)	1,583

Cash flows from investing activities:

Acquisition of leasehold improvements, equipment and motor vehicles	(132,870)	-
Net cash (used in) investing activities	(132,870)	-

Effect of exchange rate changes on cash and cash equivalents	8,337	148

Net (decrease) increase in cash and cash equivalents	(378,027)	1,731
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of year	592,725	2,698

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	112,204	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Luboa Group, Inc. (“LBAO” ot the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). Before the transaction described below, LBAO is engaged in the field of developing specialized agricultural products and a carbon emission trading platform in Asia.

On April 1, 2019, LBAO entered into a definitive Share Exchange Agreement (the “Share Exchange Agreement”) with Bangtong Technology International Limited, a Seychelles International Business Company (“Bangtong International”), and the shareholders of Bangtong International (the “Shareholders”). Bangtong International operates an e-commerce platform which serves consumers through its retail websites that enable third-party sellers to sell their products on its online marketplace. Bangtong International has not yet generated any revenues. Pursuant to the Share Exchange Agreement, the Shareholders have agreed to transfer all of the ordinary shares of Bangtong International held by them, constituting all of the issued and outstanding capital stock of Bangtong International, in exchange for 100 million newly issued shares of the Company’s common stock that will, in the aggregate, constitute approximately 89.6% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement (the “Closing”). On June 21, 2019, the Company filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) to disclose the information in the reverse acquisition transaction, and a copy of the Share Exchange Agreement is attached as Exhibit 2.1 to the Form 8-K and the Company’s board of directors unanimously approved to modify the Company’s accounting fiscal year end from August 31 to December 31.

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

Bangtong International was incorporated as a limited company under the law of Republic of Seychelles (“Seychelles”) on May 25, 2018. The Company’s registered office address is Oliaji Trade Centre – 1st Floor, Victoria, Mahe, Republic of Seychelles. The Company operates an e-commerce platform which serves consumers through its retail websites that enable third-party sellers to sell their products on its online marketplace. Bangtong International has not yet generated any revenues.

Bangtong International had undertaken a series of transactions to reorganize its legal structure. On May 24, 2018, Bangtong International set up a wholly-owned subsidiary, Bangtong Technology Development Limited (“Bangtong Development”) in Seychelles. On May 30, 2018, Bangtong Development set up a wholly-owned subsidiary, Bangtong Technology Group Limited (“Bangtong Group”) in Hong Kong. On November 5, 2018, Bangtong Group set up a wholly-owned subsidiary, Jiaxing Bangtong Electronic Technology Limited (“Jiaxing Bangtong” or “WOFE”) as wholly foreign-owned enterprises in the PRC. Jiaxing Bangtong was established to facilitate operation and comply with the PRC laws and regulations which prohibit or restrict foreign ownership of the companies where the PRC operating licenses in connection to e-commerce business are required. By entering into a series of agreements, Shenzhen Bangtong Electronic Commerce Limited (“Shenzhen Bangtong”) became VIE of Jiaxing Bangtong. Consequently, Jiaxing Bangtong became the primary beneficiary of Shenzhen Bangtong, Jiaxing Bangtong Electronic Commerce Limited (“Jiangxing Electronic”), Shenyang Bangtong Logistics Limited (“Shenyang Bangtong”) and Hegang Bantong Electronic Commerce Limited (“Hegang Bangtong”) were the subsidiary of Shenzhen Bangtong and changed from Shenzhen Bangtong’s subsidiary to Bangtong International’s consolidated VIE’s subsidiary.

As of June 30, 2019, the Company’s subsidiaries are as follows:

Entity	Date of incorporation	Place of incorporation	Percentage of Direct or Indirect Economic Interest
Subsidiaries
Bangtong Technology International Limited	May 25, 2018	Seychelles	100%
Bangtong Technology Development Limited	May 24, 2018	Seychelles	100%
Bangtong Technology Group Limited	May 30, 2018	Hong Kong	100%
Jiaxing Bangtong Electronic Technology Limited (“WOFE”)	November 5, 2018	PRC	100%
Consolidated VIE
Shenzhen Bangtong Electronic Commerce Limited	November 27, 2015	PRC	100%
Consolidated VIE’s subsidiaries
Jiaxing Bangtong Electronic Commerce Limited	September 3, 2018	PRC	100%
Shenyang Bangtong Logistics Limited	May 23, 2018	PRC	70%
Hegang Bantong Electronic Commerce Limited	July 13, 2018	PRC	100%

Consolidated variable interest entities

In order to comply with the PRC laws and regulations which prohibit or restrict foreign control of companies involved in provision of internet content and other restricted businesses, the Company operates its websites and other restricted businesses in the PRC through certain PRC domestic companies, whose equity interests are held by certain management members of the Company (“Nominee Shareholders”). The Company is in the process of applying for the ICP license and will commence its commercial operation via e-commerce platform once such license is obtained. The Company obtained control over the PRC domestic company by entering into a series of Contractual Arrangements with the PRC domestic company and its respective Nominee Shareholders. These contractual agreements include loan agreements, exclusive purchase option agreements, interest pledge agreements, power of attorney, spouse consent letters, exclusive business cooperation agreement and exclusive option agreement. These contractual agreements can be extended at the WOFE’s options prior to the expiration date. Management concluded that the PRC domestic company is consolidated VIE of the Company, of which the Company is the ultimate primary beneficiary. As such, the Company consolidated the financial results of the PRC domestic company and its subsidiaries in the Company’s consolidated financial statements. Refer to Note 2(b) to the condensed consolidated financial statements for the principles of consolidation.

The Company believes that there are no assets held in the VIE that can be used only to settle obligations of the VIE, except for registered capital and the PRC statutory reserves. As the VIE are incorporated as limited liability companies under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the VIE. Relevant PRC laws and regulations restrict the VIE from transferring a portion of their net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends.

The following is a summary of the contractual agreements (collectively, “Contractual Agreements”) that the Company, through its subsidiaries, entered into with the consolidated VIE and their Nominee Shareholders:

Loan Agreement. On November 6, 2018, Jiaxing Bangtong and each shareholder of Shenzhen Bangtong entered into a loan agreement. Pursuant to the loan agreements, Jiaxing Bangtong agreed to provide an aggregate of RMB12,230,000 of loan to the shareholders of Shenzhen Bangtong solely for the purpose of capital contribution. The shareholders of Shenzhen Bangtong should cause Shenzhen Bangtong at the request of Jiaxing Bangtong to, execute contracts on business cooperation with Jiaxing Bangtong and provide Jiaxing Bangtong with all the information on its business operations and financial condition. In addition, at the request of Jiaxing Bangtong or a party designated by Jiaxing Bangtong, the shareholders of Shenzhen Bangtong should cause Shenzhen Bangtong appoint any persons designated by Jiaxing Bangtong as directors and/or executive director of Jiaxing Bangtong. The shareholders also agreed not to sell, transfer or dispose of any equity interests in Shenzhen Bangtong or allow the encumbrance on these equity interests. The shareholders can only repay the loan by the transfer of all their equity interests in Shenzhen Bangtong to Jiaxing Bangtong or its designated persons. As of the date of this report, the loan has not been extended to the shareholders of Shenzhen Bangtong.

Equity Interest Pledge Agreement. On November 6, 2018, Jiaxing Bangtong and Shenzhen Bangtong and each shareholder of Shenzhen Bangtong entered into an equity interest pledge agreement. Pursuant to the equity interest pledge agreements, each shareholder of Shenzhen Bangtong agreed to pledge 100% equity interests in Shenzhen Bangtong to Jiaxing Bangtong to guarantee their and Shenzhen Bangtong’s performance of their obligations under the contractual arrangements including the exclusive business cooperation agreement, the exclusive option agreement, the loan agreement and the power of attorney. In the event of a breach by Shenzhen Bangtong or its shareholders of their contractual obligations under these agreements, Jiaxing Bangtong, as pledgee, will have the right to dispose of the pledged equity interests in Shenzhen Bangtong. The shareholders of Shenzhen Bangtong also undertake that, during the term of the equity interest pledge agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests. During the term of the equity pledge agreements, Jiaxing Bangtong also has the right to receive all of the dividends distributed on the pledged equity interests. As of the date of this report, we have completed the registration of the equity interest pledges with the relevant office of the administration for industry and commerce in accordance with the PRC Property Rights Law.

Power of Attorney. On November 6, 2018, each shareholder of Shenzhen Bangtong granted irrevocable and exclusive power of attorney to Jiaxing Bangtong as his/her attorney-in-fact to exercise all shareholder rights, including, but not limited to, attend shareholders meeting of Shenzhen Bangtong, voting on their behalf on all matters of Shenzhen Bangtong, disposing of all or part of the shareholder’s equity interest in Shenzhen Bangtong, approving the amendments to Shenzhen Bangtong’s articles of association and electing, appointing or removing legal representative, directors, supervisors and executive officers of Shenzhen Bangtong. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Shenzhen Bangtong. Each shareholder has waived all the rights which have been authorized to Jiaxing Bangtong under each power of attorney.

Spouse Consent Letters. Pursuant to the spouse consent letters dated November 6, 2018, each spouse of the shareholders of Shenzhen Bangtong, if any, confirmed that his/her spouse can perform the obligations under the contractual arrangements and has sole discretion to amend and terminate the contractual arrangements. Each spouse agreed that the equity interest in Shenzhen Bangtong held by and registered in the name of his/her spouse will be disposed of pursuant to the equity interest pledge agreement, the exclusive option agreement and the power of attorney. In addition, in the event that each spouse obtains any equity interest in Shenzhen Bangtong held by his/her spouse for any reason, he/she agreed to be bound by the contractual arrangements.

Exclusive Business Cooperation Agreement. On November 6, 2018, Jiaxing Bangtong and Shenzhen Bangtong entered into an exclusive business cooperation agreement. Under the agreement, Jiaxing Bangtong has the exclusive right to provide Shenzhen Bangtong with comprehensive technical support, consulting services and other related services. Without Jiaxing Bangtong’s prior written consent, Shenzhen Bangtong may not accept any same or similar services provided by any third party and may not establish same or similar cooperation relationships with any third party regarding the matters contemplated by this agreement. Shenzhen Bangtong agreed to pay Jiaxing Bangtong an annual service fee, at an amount to be determined by the parties by considering, among other things, the complexity of the services, the time that may be spent for providing such services, the value and specific content of the service provided, the market price of the same types of services, and the operating condition of Shenzhen Bangtong. In addition, Jiaxing Bangtong will own the exclusive intellectual property rights created as a result of the performance of this agreement. This agreement will remain effective until terminated unilaterally by Jiaxing Bangtong or otherwise upon the expiration of the operation term of a party according to this agreement.

Exclusive Option Agreement. On November 6, 2018, Jiaxing Bangtong, Shenzhen Bangtong and each shareholder of Shenzhen Bangtong entered into an exclusive option agreement. Pursuant to the exclusive option agreement, each shareholder of Shenzhen Bangtong irrevocably grants Jiaxing Bangtong an exclusive option to purchase, or have its designated person to purchase, at its discretion, to the extent permitted under PRC law, all or part of the shareholder’s equity interests in Shenzhen Bangtong. In addition, the purchase price should be the amount of registered capital, which may be subject to fair value adjustments if required by the PRC laws. Without the prior written consent of Jiaxing Bangtong, the shareholders of Shenzhen Bangtong and Shenzhen Bangtong may not amend Shenzhen Bangtong’s articles of association, increase or decrease the registered capital, dispose of its assets or business, create any encumbrance on its assets or business, incur any debts or guarantee liabilities, enter into any material contracts, merger with or acquire any other persons or make any investments, provide any loans for any third parties or distribute dividends to the shareholders. Each shareholder of Shenzhen Bangtong agrees that, without the prior written consent of Jiaxing Bangtong, he/she will not dispose of his/her equity interests in Shenzhen Bangtong or create or allow any encumbrance on the equity interests. Each exclusive option agreement will remain effective until all equity interests have been transferred or assigned in accordance with the agreement.

Risks in relations to the VIE structure

In the opinion of management, the WOFE’s Contractual Arrangements with the VIE and the Nominee Shareholders are in compliance with PRC laws and regulations and are legally binding and enforceable. The Nominee Shareholders are also shareholders or nominees of shareholders of the Company and therefore have no current interest in seeking to act contrary to the Contractual Arrangements. However, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including those that govern the Company’s Contractual Arrangements, which could limit the Company’s ability to enforce these Contractual Arrangements and if the Nominee Shareholders of the VIE were to reduce their interests in the Company, their interest may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the Contractual Arrangements. The Company’s ability to control the VIE also depends on the powers of attorney the WOFE has to vote on all matters requiring shareholder approval in the VIE. As noted above, the Company believes these powers of attorney are legally enforceable but may not be as effective as direct equity ownership. In addition, if the Company’s corporate structure and the Contractual Arrangements with the VIE through which the Company conducts its business in PRC were found to be in violation of any existing or future PRC laws and regulations, the WOFE regulatory authorities could:

-	revoking business and operating licenses;

-	levying fines on the Company;

-	confiscating any of income that they deem to be obtained through illegal operations;

-	shutting down the services;

-	discontinuing or restricting the Company’s operations in China;

-	imposing conditions or requirements with which the Company may not be able to comply;

-	requiring the Company to change its corporate structure and contractual arrangements;

-	restricting or prohibiting the use of the proceeds from overseas offerings to finance our PRC consolidated VIEs’ business and operations; and

-	taking other regulatory or enforcement actions that could be harmful to the business.

The imposition of any of these government actions could result in a material adverse effect on the Company’s ability to conduct its operations. In such case, the Company may not be able to operate or control the VIE, which may result in deconsolidation of the VIE in the Company’s consolidated financial statements. In the opinion of management, the likelihood for the Company to lose such ability is remote based on current facts and circumstances. The Company’s operations depend on the VIE to honor their contractual agreements with the Company. These agreements are governed by PRC laws and disputes arising out of these agreements are expected to be decided by arbitration in China. The management believes that each of the Contractual Agreements constitutes valid and legally binding obligations of each party to such contractual agreements under PRC Laws. However, the interpretation and implementation of the laws and regulations in the PRC and their application to an effect on the legality, binding effect and enforceability of contracts are subject to the discretion of competent PRC authorities, and therefore there is no assurance that relevant PRC authorities will take the same position as the Company herein in respect of the legality, binding effect and enforceability of each of the Contractual Agreements. Meanwhile, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to the Company to enforce the Contractual Arrangements should the VIE or the Nominee Shareholders of the VIE fail to perform their obligations under those arrangements.

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of June 30, 2019	As of December 31, 2018
Total assets	$1,019,667	$1,637,586
Total liabilities	1,369,783	796,303

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total net revenues	$-	$-	$-	$-
Net loss	547,695	1,492	1,184,523	2,958

	For the six months ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(257,477)	$1,583
Net cash used in investing activities	(132,870)	-
Effect of exchange rate changes on cash and cash equivalents	10,888	148
Net (decrease) increase in cash and cash equivalents	(379,459)	1,731
Cash and cash equivalents at the beginning of year	970,736	967
Cash and cash equivalents at the end of period	$591,277	$2,698

The total assets of the Company’s consolidated VIE and VIE’s subsidiaries were mainly consisting of cash and cash equivalents, other receivables and prepayments, and leasehold improvements and equipment. The total liabilities of the consolidated VIE and VIE’s subsidiaries were mainly consisting of other payables and amount due to related parties. These balances have been reflected in the Company’s consolidated financial statements with intercompany transactions eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $1,236,400 and net cash used in operating activities of $253,493 during the six months ended June 30, 2019. The loss was mainly attributable to the expenses incurred for the consultancy services in connection with the reverse acquisition transaction amounting to approximately $471,000 (RMB 3,000,000).

The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Therefore, there is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the shareholders. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(b)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. Subsidiaries are all entities over which the Company has control. Control exists when the Company has the power over the entity, exposure, or rights to variable returns from involvement in the entity, and the ability to use power over the entity to affect returns through its power over the entity. In assessing control, potential voting rights that presently are exercisable are taken into account. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

(c)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the economic lives and impairment of leasehold improvements and equipment, allowance for doubtful accounts and etc. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at June 30, 2019 and December 31, 2018.

The Renminbi is not freely convertible into foreign currencies. Under the PRC Foreign Exchange Control Regulations and Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, the Company is permitted to exchange Renminbi for foreign currencies through banks that are authorized to conduct foreign exchange business.

(e)	Leasehold Improvement and Equipment

An item of leasehold improvement and equipment is stated at cost less any accumulated depreciation and any accumulated allowance for decrease in value (if any).

The cost of an item of leasehold improvement and equipment comprises its purchase price, import duties and non-refundable purchase taxes (after deducting trade discounts and rebates) and any costs directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. These can include the initial estimate of costs of dismantling and removing the item, and restoring the site on which it is located, the obligation for which an entity incurs either when the item is acquired or as a consequence of having used the item during a particular period.

The cost of replacing part of leasehold improvement and equipment is included in the carrying amount of the asset when it is probable that future economic benefits will flow to the Company and the carrying amount of those replaced parts is derecognized. Repairs and maintenance are charged to the statement of income during the financial period in which they are incurred.

Depreciation is calculated on the straight-line basis to write off the cost of each asset to its residual value over the estimated useful life as follows:

Leasehold improvement	Shorter of the lease term or estimated useful life
Furniture and equipment	3 years
Motor vehicles	4-5 years

The assets’ residual value, useful lives, and depreciation method are regularly reviewed.

(f)	Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months and six months ended June 30, 2019 and 2018.

(g)	Income Recognition

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues.

The Company adopted ASC topic 606, Revenue from Contracts with Customers (“ASC 606”), from January 1, 2018. Revenues for the year ended December 31, 2018 were presented under ASC 606, and revenues for the years ended December 31, 2017 was not adjusted and continue to be presented under ASC topic 605, Revenue Recognition (“ASC 605”). The Company’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

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

The Company recognizes revenue net of discounts and return allowances when the products are delivered and title passes to customers. Significant judgement is required to estimate return allowances. For online direct sales business with return conditions, the Company reasonably estimate the possibility of return based on the historical experience, changes in judgments on these assumptions and estimates could materially impact the amount of net revenues recognized.

Other Income and other expenses

Other income, and other expenses are recognized on an accrual basis in accordance with the substance of the relevant agreements.

(h)	Operating leases

The Company determines if an arrangement contains a lease at inception. The Company elected the practical expedient, for all asset classes, to account for each lease component of a contract and its associated non-lease components as a single lease component, rather than allocating a standalone value to each component of a lease. For purposes of calculating operating lease obligations under the standard, the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company’s leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The discount rate used to measure a lease obligation is usually the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

(i)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar and the functional currency is the Chinese Renminbi (“RMB”). All assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the average yearly exchange rates and equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of equity.

Transactions in currencies other than the functional currencies during the year are converted into the applicable functional currencies at the applicable rates of exchange prevailing at the dates of the transactions. Exchange gains and losses are recognized in the statements of operations.

The exchange rates utilized as follows:

	For the three months ended June 30, 2019	For the year ended December 31,
Period-end/ Year-end RMB exchange rate	6.87	6.88
Average period/annual RMB exchange rate	6.82	6.60

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

The RMB is not a freely convertible currency. The State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of the RMB into other currencies. The value of the RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. The Company’s cash and cash equivalents are all in RMB.

(k)	Fair Value

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when valuing the asset or liability. Authoritative literature provides a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(l)	Fair Value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents and accounts payable. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair values due to the short-term maturities of these instruments.

(m)	Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company does not have any material unrecognized tax benefits.

The Company is governed by the Income Tax Laws of the PRC. The PRC federal statutory tax rate is 25%. The Company files income tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months and six months ended June 30, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(n)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(o)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

(p)	Share Capital

Incremental costs directly attributable to the issue of ordinary shares are recognized as a deduction from equity.

(q)	Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

In January 2016, the FASB issued a new pronouncement ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

ASU 2016-01 was further amended in February 2018 by ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU 2016-01. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued.

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of June 30, 2019, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	As of June 30, 2019	As of December 31, 2018
Leasehold improvement	$35,527	$11,631
Furniture and equipment	6,715	28,193
Motor vehicles	142,550	12,896
	184,792	52,720
Less: accumulated depreciation	(16,946)	(511)
	$167,846	$52,209

Depreciation expense for the three months and six months ended June 30, 2019 and 2018 were $12,370 and $16,589, $nil and $nil, respectively

4.	OTHER PAYABLES

Other payables consists of cash advances due to third parties; and consultancy fee payable for services in connection to the reverse merger transaction, which includes transaction with a related party described at Note 7 (b). The balances are unsecured, non-interest bearing and repayable on demand.

5.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and six months ended June 30, 2019 and 2018.

The Company operates in the PRC and files tax returns in the PRC jurisdictions.

The Company’s subsidiary formed in the Republic of Seychelles is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at June 30, 2019 and December 31, 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
PRC statutory tax rate	25%	25%	25%	25%
Temporary differences	(20%)	0%	(9%)	0%
Tax losses not recognized	(4%)	(16%)	(15%)	(16%)
Difference arising from differential tax rate	(1%)	(9%)	(1%)	(9%)
Income tax expense	0%	0%	0%	0%

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	$(145,827)	$(3,399)	$(309,100)	$(7,132)
Temporary differences	116,180	-	116,180	-
Tax losses not recognized	24,962	2,189	188,013	4,575
Difference arising from differential tax rate	4,685	1,210	4,907	2,557
Income tax expense	$-	$-	$-	$-

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Loss before taxes:
United States	(16,696)	(12,104)	(31,804)	(25,571)
Republic f Seychelles	$(18,738)	$-	$(19,627)	$-
Hong Kong	-	-	-	-
PRC	(547,873)	(1,492)	(1,184,969)	(2,958)
	(583,307)	(13,596)	(1,236,400)	(28,529)

6.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the three months and six months ended June 30, 2019 and 2018 were $11,406, $21,903, $nil and $nil, respectively. Cash paid for the operating leases was included in the operating cash flows. As of June 30, 2019, The Company has $92,765 of right-of-use assets, $40,138 in current operating lease liabilities and $52,627 in non-current operating lease liabilities as of June 30, 2019.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms.

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

As of June 30, 2019
Within 1 year	$41,967
After 1 year but within 5 years	55,648
Total lease payments	$97,615
Less: imputed interest	4,850
Total lease obligations	92,765
Less: current obligations	40,138
Long-term lease obligations	$52,627

Other information:

	For the six months ended June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:		$
Operating cash flow from operating lease	11,406		-
Right-of-use assets obtained in exchange for operating lease liabilities	112,204		-
Remaining lease term for operating lease (years)	2.25		-
Weighted average discount rate for operating lease	4.25%		-

7.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a)	Amount due from related parties

	Relationship	As of June 30, 2019	As of December 31, 2018
Guanhua International Limited	Shareholder of Bangtong Technology International Limited	$544	$544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited	3,840	3,840
Zhaoming	Director of Shenyang Bangtong Logistics Limited	2,913	2,908
Total		$10,085	$10,080

(b)	Other payables to a related party

	Relationship	As of June 30, 2019	As of December 31, 2018
Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development	$350,068	$-

The balance represents consultancy fee payable to a related party for the provision of consultancy services. The Company is obligated to pay approximately $471,000 (RMB 3,000,000) to Shenyang Zhuohong Investment Co., Ltd., for the services in connection to the reverse merger transaction. Additionally, the Company will pay annual consultancy service fee of approximately $146,000 (RMB 1,000,000) per annum beginning June 1, 2019 to June 30, 2023 in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(c)	Amount due to related parties

	Relationship	As of June 30, 2019	As of December 31, 2018
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited	9,324	$11,433
Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company	751,273	646,377
Total		$760,597	$657,810

The balances represent cash advances due to related parties or paid in share capital due from shareholders.

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(d)	Transaction with a related party

During the six months ended June 30, 2019, the Company incurred consultancy expenses with Shenyang Zhuohong Investment Co., Ltd. of $452,139 as described at Note 7(b).

8.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months and six months ended June 30, 2019 and 2018, the Company did not accrue any legal reserve.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

9.	COMMITMENTS

As of June 30, 2019
Consultancy fees (i)	$782,608

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,017,688, respectively. The outstanding committed contract amount is $200,000 due to a third-party and $582,608 due to a related party. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of June 30, 2019 was $345,652. Future commitments more than one year as of June 30, 2019 was $436,956.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

10.	SUBSEQUENT EVENTS

As of August 19, 2019, except the reorganization transactions and share exchange transaction described at Note 1, there is no material subsequent event to be disclosed.

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

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of e-commerce. As a startup company, we have yet to officially launch our e-commerce platform, Ingertona(英格多纳), which is still under development and is expected to offer our full array of product offerings when it is ready. Accordingly, we have not yet commenced planned operations to any significant measure. Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

●	Formation of our subsidiaries;

●	Development of our business plan;

●	Research on marketing channels/strategies for our planned business; and

●	The development of our e-commerce platform.

In addition, on June 21, 2019, we changed our fiscal year end from August 31 to December 31, effective immediately. As a result, this Form 10-Q for the three and six months ended June 30, 2019 is our first quarterly report after we completed the reverse acquisition of Bangtong International on June 21, 2019 and changed the company’s fiscal year-end.

We incurred a net loss of 1,237,366 for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $2,224,271. Losses have principally occurred as a result of the lack of a source of recurring revenues and the resources required to maintain our status as a US public company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended June 30, 2019 and 2018.

	Three months ended June 30, 2019	Three months ended June 30, 2018	Change
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	$-	$-	$-
Other income	439	-	439
General and administrative expense	(583,746)	(13,596)	(570,150)
Net loss	$(583,307)	$(13,596)	$(569,711)

Revenue

We did not generate any revenues for both periods as we did not sell any products during these periods. We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. We expect that the platform is ready in the first quarter of 2020 and we will start generating revenues during the 2020 fiscal year.

Cost of revenue

As we did not earn any revenue, we did not incur any cost of revenue during both periods.

Gross profit and gross margin

As a result of no revenue and cost of revenue being realized, gross profit and gross margin were $nil for both periods.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses increased by $570,150 to $583,746 for the three months ended June 30, 2019 from 2018. Such increase incurred mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $569,711 to $583,307 for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the six months ended June 30, 2019 and 2018.

	Six months ended June 30, 2019	Six months ended June 30, 2018	Change
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	$-	$-	$-
Other income	966	-	966
General and administrative expense	(1,237,366)	(28,529)	(1,208,837)
Net loss	$(1,236,400)	$(28,529)	$(1,207,871)

Revenue

We did not generate any revenues for both periods as we did not sell any products during these periods. We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. We expect that the platform is ready in the first quarter of 2020 and we will start generating revenues during the 2020 fiscal year.

Cost of revenue

As we did not earn any revenue, we did not incur any cost of revenue during both periods.

Gross profit and gross margin

As a result of no revenue and cost of revenue being realized, gross profit and gross margin were $nil for both periods.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses increased by $1,208,837 to $1,237,366 for the six months ended June 30, 2019 from 2018. Such increase incurred mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $1,207,871 to $1,236,400 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Working capital:	June 30, 2019	June 30, 2018
Total current assets	$765,546	$6,031
Total current liabilities	1,360,340	143,629
Working capital deficiency	$(594,794)	$(137,598)

As of June 30, 2019, we had cash and cash equivalents of $592,725. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties. The following table provides detailed information about our net cash flows for the six months ended June 30, 2019 and 2018:

Cash flows:	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net cash (used in) provided by operating activities	$(253,493)	$1,583
Net cash provided by investing activities	(132,870)	-
Effect of exchange rate changes on cash and cash equivalents	8,337	148
Net (decrease) increase in cash and cash equivalents	(378,027)	1,731
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of year	$592,725	$2,698

Operating Activities

Net cash used in operating activities was $253,493 for the six months ended June 30, 2019, as compared to net cash provided by operating activities of $1,731 for the six months ended June 30, 2018. The increase in net cash used in operating activities was mainly attributable to more expenses were incurred for the operation during the 2019 period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $132,870, as compared to $nil for the six months ended June 30, 2018. The increase in net cash used in investing activities was mainly attributable to the acquisition of leasehold improvements, equipment and motor vehicles.

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

Critical Accounting Policies

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent liabilities at the balance sheet date, and revenue and expenses in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the economic lives and impairment of leasehold improvements and equipment, allowance for doubtful accounts and etc. Actual results could differ from those estimates and such differences could affect the results of operations reported in future periods.

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues.

The Company adopted ASC topic 606, Revenue from Contracts with Customers (“ASC 606”), from January 1, 2018. Revenues for the year ended December 31, 2018 were presented under ASC 606, and revenues for the years ended December 31, 2017 was not adjusted and continue to be presented under ASC topic 605, Revenue Recognition (“ASC 605”). The Company’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

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

The Company recognizes revenue net of discounts and return allowances when the products are delivered and title passes to customers. Significant judgement is required to estimate return allowances. For online direct sales business with return conditions, the Company reasonably estimate the possibility of return based on the historical experience, changes in judgments on these assumptions and estimates could materially impact the amount of net revenues recognized.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

In January 2016, the FASB issued a new pronouncement ASU 2016-01 Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

ASU 2016-01 was further amended in February 2018 by ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU 2016-01. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued.

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of June 30, 2019, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of June 30, 2019 and 2018.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2019 due to the following significant deficiencies:

(a)	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
(b)	Lack of proper segregation of duties due to limited personnel.
(c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.
(d)	Lack of trained personnel with appropriate expertise in U.S. generally accepted accounting principles.

Our management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

Our management does not believe that these significant deficiencies had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended June 30, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2019

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

