Form 10-Q
period 2019-09-30
LUBOA GROUP, INC.
filed 2019-11-14
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (UNAUDITED)

	September 30, 2019	December 31, 2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	275,390	970,752
Other receivables and prepayments	169,037	611,864
Amount due from related parties	112,496	10,080
Total current assets	556,923	1,592,696

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	149,396	52,209
Operating lease right-of-use assets	82,890	-
Total non-current assets	232,286	52,209
Total assets	789,209	1,644,905

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	721,511	657,810
Other payables	544,029	313,081
Current operating lease liabilities	40,566	-
Total current liabilities	1,306,106	970,891

Non-current liabilities:
Non-current operating lease liabilities	42,324	-
Total non-current liabilities	42,324	-
Total liabilities	1,348,430	970,891

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,510,806
Foreign currency translation reserve	72,296	39,479
Accumulated deficit	(2,415,894)	(987,871)
Total (deficit) equity	(559,221)	674,014
Total liabilities and equity	789,209	1,644,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Other income	94	22	1,060	22
General and administrative expense	(191,717)	(1,861)	(1,429,083)	(4,819)
Net loss for the year	(191,623)	(1,839)	(1,428,023)	(4,797)

Foreign current translation differences	19,212	(658)	32,817	(455)
Total comprehensive loss for the year	(172,411)	(2,497)	(1,395,206)	(5,252)

Basic and diluted loss per ordinary share	(0.00)	(0.00)	(0.01)	(0.00)
Weighted average number of common shares outstanding – Basic and diluted	111,600,000	111,600,000	111,600,000	111,600,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Share Capital	Additional paid in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity (Deficit)
	US$	US$	US$	US$	US$

Balance at January 1, 2019	111,600	1,510,806	39,479	(987,871)	674,014
Loan discharged from a shareholder	-	152,241	-	-	152,241
Loss for the period	-	9,730	-	(653,093)	(643,363)
Foreign currency translation gain	-	-	26,946	-	26,946
Balance at March 31, 2019	111,600	1,672,777	66,425	(1,640,964)	209,838

Loss for the period	-	-	-	(583,307)	(583,307)
Foreign currency translation loss	-	-	(13,341)	-	(13,341)
Balance at June 30, 2019	111,600	1,672,777	53,084	(2,224,271)	(386,810)

Loss for the period	-	-	-	(191,623)	(191,623)
Foreign currency translation gain	-	-	19,212	-	19,212
Balance at September 30, 2019	111,600	1,672,777	72,296	(2,415,894)	(559,221)

	Share Capital	Additional paid in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity (Deficit)
	US$	US$	US$	US$	US$

Balance at January 1, 2018	111,600	(218,710)	(23)	(2,084)	(109,217)
Loss for the period	-	13,467	-	(1,466)	12,001
Foreign currency translation loss	-	-	(97)	-	(97)
Balance at March 31, 2018	111,600	(205,243)	(120)	(3,550)	(97,313)

Loss for the period		12,104	-	(1,492)	10,612
Foreign currency translation gain	-	-	300	-	300
Balance at June 30, 2018	111,600	(193,139)	180	(5,042)	(86,401)

Capital injection	-	728,584	-	-	728,584
Loss for the period	-	13,307	-	(1,839)	11,468
Foreign currency translation gain	-	-	(658)	-	(658)
Balance at September 30, 2018	111,600	548,752	(478)	(6,881)	652,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities:
Loss before tax	(1,428,023)	(4,797)

Adjustments for:
Depreciation and amortization expense	28,750	-
Changes in:
Other receivables and prepayments	387,128	(7,341)
Other payables	413,703	33,504
Amount due from related parties	(56,474)	-
Amount due to related parties	92,240	-
Net cash (used in) provided by operating activities	(562,676)	21,366

Cash flows from investing activities:

Acquisition of leasehold improvements, equipment and motor vehicles	(132,104)	-
Capital injection	-	728,584
Cash (used in) provided by investing activities	(132,104)	728,584

Effect of exchange rate changes on cash and cash equivalents	(582)	(17,779)

Net (decrease) increase in cash and cash equivalents	(695,362)	732,171
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of period	275,390	733,138

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	112,204	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

As of September 30, 2019, the Company’s subsidiaries are as follows:

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

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of September 30, 2019	As of December 31, 2018
Total assets	$723,077	$1,637,586
Total liabilities	1,316,449	796,303

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total net revenues	$-	$-	$-	$-
Net loss	157,573	1,839	1,184,523	4,797

	For the nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(635,589)	$(2,831)
Net cash (used in) provided by investing activities	(132,104)	728,584
Effect of exchange rate changes on cash and cash equivalents	2,390	6,418
Net (decrease) increase in cash and cash equivalents	(765,303)	732,171
Cash and cash equivalents at the beginning of year	970,736	967
Cash and cash equivalents at the end of period	$205,433	$733,138

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

The Company incurred net loss of $1,428,023 and net cash used in operating activities of $562,677 during the nine months ended September 30, 2019. The loss was mainly attributable to the expenses incurred for the consultancy services in connection with the reverse acquisition transaction amounting to approximately $583,000 (RMB 4,000,000). As of September 30, 2019, the Company had net current liability of $749,183 and deficit on equity of $559,221. As of December 31, 2018, the Company had net current asset of $621,805 and total equity of $674,014.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at September 30, 2019 and December 31, 2018.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months and nine months ended September 30, 2019 and 2018.

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

The exchange rates utilized as follows:

	For the three months ended September 30, 2019	For the year ended December 31, 2018
Period-end/ Year-end RMB exchange rate	7.15	6.88
Average period/annual RMB exchange rate	7.01	6.60

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

The Company’s financial instruments consist primarily of cash and cash equivalents. The carrying amount of cash and cash equivalents approximates their fair values due to the short-term maturities of these instruments.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months and nine months ended September 30, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(n)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(o)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

(p)	Share Capital

Incremental costs directly attributable to the issue of ordinary shares are recognized as a deduction from equity.

(q)	Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

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

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of September 30, 2019, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	As of September 30, 2019	As of December 31, 2018
Leasehold improvement	$34,120	$11,631
Furniture and equipment	6,449	28,193
Motor vehicles	136,902	12,896
	177,471	52,720
Less: accumulated depreciation	(28,075)	(511)
	$149,396	$52,209

Depreciation expense for the three months and nine months ended September 30, 2019 and 2018 were $12,029 and $28,618, $nil and $nil, respectively

4.	OTHER RECEIVABLES AND PREPAYMENTS

As of September 30, 2019 and December 31, 2018, other receivables of $159,276 and $90,157, respectively comprised mainly from employees and third parties in relation to the cash advance for travelling and business expenses. The balances are unsecured, non-interest bearing and repayable on demand.

As of September 30, 2019 and December 31, 2018, prepayments of $9,761 and $521,707, respectively comprised mainly of prepaid expenses. The Company prepaid consultancy fee for services in connection to the reverse merger transaction to a third party during the year ended December 31, 2018.

5.	OTHER PAYABLES

Other payables consists of cash advances due to third parties; and consultancy fee payable for services in connection to the reverse merger transaction, which includes transaction with a related party described at Note 8 (b). The balances are unsecured, non-interest bearing and repayable on demand.

6.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and nine months ended September 30, 2019 and 2018.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at September 30, 2019 and December 31, 2018.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
PRC statutory tax rate	25%	25%	25%	25%
Temporary differences	(2)%	-	(8)%	-
Tax losses not recognized	(19)%	(25)%	(15)%	(25)%
Difference arising from differential tax rate	(4)%	-	(2)%	-
Income tax expense	0%	0%	0%	0%

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	$(47,906)	$(460)	$(357,006)	$(1,199)
Temporary differences	3,442	-	119,622	-
Tax losses not recognized	35,952	460	216,014	1,199
Difference arising from differential tax rate	8,512	-	21,370	-
Income tax expense	$-	$-	$-	$-

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Loss before taxes:
United States	$34,049	$-	$65,853	$-
Republic of Seychelles	-	-	19,627	-
Hong Kong	-	-	-	-
PRC	157,574	1,839	1,342,543	4,797
	191,623	1,839	1,428,023	4,797

7.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the three months and nine months ended September 30, 2019 and 2018 were $13,769, $35,672, $nil and $nil, respectively. Cash paid for the operating leases was included in the operating cash flows. As of September 30, 2019, The Company has $82,890 of right-of-use assets, $40,566 in current operating lease liabilities and $42,324 in non-current operating lease liabilities as of September 30, 2019.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

As of September 30, 2019
Within 1 year	$40,304
After 1 year but within 5 years	44,214
Total lease payments	$84,518
Less: imputed interest	(1,628)
Total lease obligations	82,890
Less: current obligations	(40,566)
Long-term lease obligations	$42,324

Other information:

	For the nine months ended September 30,
	2019		2018
Cash paid for amounts included in the measurement of lease liabilities:	$		$
Operating cash flow from operating lease		2,567		-
Right-of-use assets obtained in exchange for operating lease liabilities		112,204		-
Remaining lease term for operating lease (years)		2		-
Weighted average discount rate for operating lease		4.25%		-

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a)	Amount due from related parties

	Relationship	As of September 30, 2019	As of December 31, 2018
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited	$1,811	$-
Guanhua International Limited	Shareholder of Bangtong Technology International Limited	544	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited	3,840	3,840
Zhaoming	Director of Shenyang Bangtong Logistics Limited	2,798	2,908
Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 1)	100,715	-
Total		$112,496	$10,080

Note 1 The balance represents prepaid consultancy fee to a related party for the provision of consultancy services. The Company is obligated to pay approximately $471,000 (RMB 3,000,000) to Shenyang Zhuohong Investment Co., Ltd., for the services in connection to the reverse merger transaction. Additionally, the Company will pay four installments of annual consultancy service fee of approximately $146,000 (RMB 1,000,000) per annum beginning June 1, 2019 to June 30, 2023 in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(b)	Amount due to related parties

	Relationship	As of September 30, 2019	As of December 31, 2018
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited	-	$11,433
Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company	752,499	646,377
Total		$752,499	$657,810

The balances represent cash advances due to related parties or paid in share capital due from shareholders.

The balances with related parties are unsecured, non-interest bearing and repayable on demand.

(c)	Transaction with a related party

During the nine months ended September 30, 2019, the Company incurred consultancy expenses with Shenyang Zhuohong Investment Co., Ltd. of $579,854 as described at Note 8(a).

9.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months and nine months ended September 30, 2019 and 2018, the Company did not accrue any legal reserve.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

10.	COMMITMENTS

As of September 30, 2019
Consultancy fees (i)	$589,646

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,017,688, respectively. The outstanding committed contract amount is $170,000 due to a third-party and $419,646 (RMB3,000,000) due to a related party. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of September 30, 2019 was $309,882. Future commitments more than one year as of September 30, 2019 was $279,764.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

11.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from September 30, 2019 to the date of when the financial statements were issued and has determined that the Company does not have any material subsequent events to disclose in these financial statements.

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

On April 1, 2019, we entered into a share exchange agreement with Bangtong Technology International Limited, a Republic of Seychelles company (“Bangtong International”) and holders of all outstanding capital stock of Bangtong International, pursuant to which on June 21, 2019, we acquired 100% of the outstanding capital stock of Bangtong International, and in exchange, we issued to the former shareholders of Bangtong International an aggregate of 100,000,000 shares of the Company’s common stock (the “Reverse Acquisition”). As a result, Bangtong International became our wholly-owned subsidiary and the former shareholders of Bangtong International became the holders of approximately 89.6% of our issued and outstanding capital stock on a fully-diluted basis. On the same date, Mr. Feng Jiang resigned from his positions as of President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Xianyi Hao was appointed as our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

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

The Company incurred net loss of $1,428,023 and net cash used in operating activities of $562,677 during the nine months ended September 30, 2019. The loss was mainly attributable to the expenses incurred for the consultancy services in connection with the reverse acquisition transaction amounting to approximately $583,000 (RMB 4,000,000). As of September 30, 2019, the Company had net current liability of $749,183 and deficit on equity of $559,221. As of December 31, 2018, the Company had net current asset of $621,805 and total equity of $674,014.

The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. Therefore, there is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The Company expects to finance operations primarily through capital contributions from the shareholders. These consolidated financial statements included in this quarterly report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended September 30, 2019 and 2018.

	Three months ended September 30, 2019	Three months ended September 30, 2018	Change
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	$-	$-	$-
Other income	94	22	72
General and administrative expense	(191,717)	(1,861)	(189,856)
Net loss	$(191,623)	$(1,839)	$(189,784)

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

General and administrative expense

Our general and administrative expense consists primarily of salary expenses, travelling expenses, as well as consultancy fees. Our general and administrative expenses increased by $189,856 to $191,717 for the three months ended September 30, 2019 from the same period of 2018. Such increase occurred mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $189,784 to $191,623 for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Change
Revenue	$-	$-	$-
Cost of revenue	-	-	-
Gross profit	$-	$-	$-
Other income	1,060	22	1,038
General and administrative expense	(1,429,083)	(4,819)	(1,424,264)
Net loss	$(1,428,023)	$(4,797)	$(1,423,226)

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

General and administrative expense

Our general and administrative expense consists primarily of salary expenses, travelling expenses, as well as consultancy fees. Our general and administrative expenses increased by $1,424,264 to $1,429,083 for the nine months ended September 30, 2019 from the same period of 2018. Such increase occurred mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $1,423,226 to $1,429,083 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Working capital:	September 30, 2019	September 30, 2018
Total current assets	$556,923	$11,150
Total current liabilities	(1,306,106)	(120,367)
Working capital deficiency	$(749,183)	$(109,217)

Cash flows:	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net cash (used in) provided by operating activities	$(562,676)	$21,366
Net cash (used in) provided by investing activities	(132,104)	728,584
Net cash (used in) provided by financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	(582)	(17,779)
Net (decrease) increase in cash and cash equivalents	(695,362)	732,171
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of period	$275,390	$733,138

Operating Activities

Net cash used in operating activities was $562,676 for the nine months ended September 30, 2019, as compared to net cash provided by operating activities of $21,366 for the nine months ended September 30, 2018. The increase in net cash used in operating activities was mainly attributable to more expenses that were incurred for the operation during the 2019 period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $132,104, as compared to net cash provided by investing activities of $728,584 for the nine months ended September 30, 2018. The increase in net cash used in investing activities was mainly attributable to the acquisition of leasehold improvements, equipment and motor vehicles.

Financing Activities

No cash was used in or provided by financing activities for the nine months ended September 30, 2019 and 2018.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

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

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of September 30, 2019, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its condensed consolidated financial statements as of September 30, 2019 and 2018.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2019 due to the following significant deficiencies:

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

Our management does not believe that these significant deficiencies had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended September 30, 2019 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2019

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

