Form 10-K
period 2019-12-31
LUBOA GROUP, INC.
filed 2020-05-08
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

(Address of Principal Executive Offices)

86-537-82239727

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes  [  ]    No  [X]

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the last sale price of $1.65 per share) was approximately $48.4 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 111,600,000 shares of the registrant’s common stock outstanding as of May 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LUBOA GROUP, INC.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in this annual report, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

●	“we,” “us,” “our,” or “our company,” are to the combined business of Luboa Group, Inc., a Nevada corporation, and its subsidiaries and other consolidated entities;

●	“Bangtong International” are to Bangtong Technology International Limited, a Republic of Seychelles company and wholly-owned subsidiary of Luboa Group, Inc.;

●	“Bangtong Development” are to Bangtong Technology Development Limited, a Republic of Seychelles company and wholly-owned subsidiary of Bangtong International;

●	“Bangtong Group” are to Bangtong Technology Group Limited, a Hong Kong company and wholly-owned subsidiary of Bangtong Development;

●	“Jiaxing Bangtong” are to Jiaxing Bangtong Electronic Technology Co., Ltd., a PRC company and wholly-owned subsidiary of Bangtong Group;

●	“Shenzhen Bangtong” are to Shenzhen Bangtong Ecommerce Co., Ltd., a PRC company and variable interest entity;

●	“Jiaxing Electronic” are to Jiaxing Bangtong Electronic Commerce Limited, a PRC company and wholly-owned subsidiary of Shenzhen Bangtong;

●	“Shenyang Bangtong” are to Shenyang Bangtong Logistics Limited, a PRC company and a 70% owned subsidiary of Shenzhen Bangtong;

●	“Hegang Bangtong” are to Hegang Bangtong Electronic Commerce Limited, a PRC company and wholly-owned subsidiary of Shenzhen Bangtong;

●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

●	“China” and “PRC” refer to the People’s Republic of China;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

●	“Securities Act” are to the Securities Act of 1933, as amended.

PART I

ITEM 1.	BUSINESS.

Our Corporate History and Background

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

On January 7, 2019, through a series of private transactions, our former officer and director, Mr. Feng Jiang acquired an aggregate of 10,799,000 shares of common stock of the Company, representing 93.09% of the issued and outstanding share capital of the Company on a fully-diluted basis, and accordingly became the controlling shareholder of the Company, which caused a change in control of the Company.

Upon the change of control of the Company, all of our then officers and directors resigned from their respective offices and Mr. Jiang became our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

On April 1, 2019, we entered into the a definitive Share Exchange Agreement (the “Exchange Agreement”) with Bangtong International and holders of all outstanding capital stock of Bangtong International, pursuant to which on June 21, 2019, we acquired 100% of the outstanding capital stock of Bangtong International, and in exchange, we issued to the former shareholders of Bangtong International an aggregate of 100,000,000 shares of the Company’s common stock. As a result of the Reverse Acquisition, Bangtong International became our wholly-owned subsidiary and the former shareholders of Bangtong International became the holders of approximately 89.6% of our issued and outstanding capital stock on a fully-diluted basis. For accounting purposes, the transaction with Bangtong International was treated as a reverse acquisition, with Bangtong International as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Reverse Acquisition, we are referring to the business and financial information of Bangtong International and its subsidiaries and consolidated entities. In connection with the Reverse Acquisition, Mr. Feng Jiang resigned from his positions as of President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Xianyi Hao was appointed as our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

As a result of our acquisition of Bangtong International, we now own all of the issued and outstanding shares of Bangtong International, a holding company, which in turn owns all of the equity capital of Bangtong Development and its subsidiaries.

As of the date of this report, we have the following subsidiaries and affiliated entities:

Bangtong International, a Seychelles holding company, was formed on May 25, 2018. Xianyi Hao is the sole director of Bangtong International.

Bangtong Development, a Seychelles holding company, was formed on May 24, 2018. Xianyi Hao is the sole director of Bangtong Development.

Bangtong Group, a Hong Kong holding company, was formed on May 30, 2018. The sole director of Bangtong Group is Xianyi Hao.

Jiaxing Bangtong, a PRC company, was formed on November 5, 2018 and is engaged in the business of electronic technology development, service and consulting. Its legal representative is Qi Wang.

Shenzhen Bangtong, a PRC company, was formed on November 27, 2015 and is engaged in the business of electronic technology development and e-commerce. Its legal representative is Xianyi Hao.

Jiaxing Electronic, a PRC company, was formed on September 3, 2018 and is expected to engage in the e-commerce. Its legal representative is Qi Wang.

Shenyang Bangtong, a PRC company, was formed on May 23, 2018 and is expected to engage in the logistics business with warehousing and delivery capabilities. Its legal representative is Ming Zhao.

Hegang Bangtong is a PRC trading company. We expect that Hegang Bangtong’s business will focus on our inventory procurement from Russia and other European countries. Hegang Bangtong was formed on July 13, 2018 and its legal representative is Xianyi Hao.

As described below in more detail, through our variable interest entities in PRC (“VIEs”), including Shenzhen Bangtong and its subsidiaries, Jiaxing Electronic, Shenyang Bangtong and Hegang Bangtong, which have contractual arrangements with Jiaxing Bangtong, we are a startup company developing our e-commerce business.

Our Corporate Structure

Foreign ownership of Internet-based businesses is subject to significant restrictions under current PRC laws and regulations. We, as a Nevada corporation and our subsidiaries, including Bangtong International, Bangtong Development, Bangtong Group and Jiaxing Bangtong, are all restricted from holding licenses that are necessary for our online e-commerce business in China. To comply with these restrictions, our consolidated VIEs, Shenzhen Bangtong and its subsidiaries directly operate our business. We have entered into contractual arrangements with our VIE and its shareholders. Through these arrangements, we exercise effective control over the operations of these entities and receive the economic benefits of these entities. As a result of these contractual arrangements, under U.S. GAAP, we are considered the primary beneficiary of Shenzhen Bangtong and thus consolidate its results in our consolidated financial statements.

The following is a summary of the currently effective contractual arrangements by and among our wholly-owned subsidiaries, the VIEs and the shareholders of the VIEs.

Agreements that provide us with effective control over Shenzhen Bangtong and its subsidiaries:

Loan Agreement. On November 6, 2018, Jiaxing Bangtong and each shareholder of Shenzhen Bangtong entered into a loan agreement. Pursuant to the loan agreements, Jiaxing Bangtong agreed to provide an aggregate of RMB11,930,000 of loan to the shareholders of Shenzhen Bangtong solely for the purpose of capital contribution. The shareholders of Shenzhen Bangtong should cause Shenzhen Bangtong at the request of Jiaxing Bangtong to, execute contracts on business cooperation with Jiaxing Bangtong and provide Jiaxing Bangtong with all the information on its business operations and financial condition. In addition, at the request of Jiaxing Bangtong or a party designated by Jiaxing Bangtong, the shareholders of Shenzhen Bangtong should cause Shenzhen Bangtong to appoint any persons designated by Jiaxing Bangtong as directors and/or executive director of Shenzhen Bangtong. The shareholders also agreed not to sell, transfer or dispose of any equity interests in Shenzhen Bangtong or allow the encumbrance on these equity interests. The shareholders can only repay the loan by the transfer of all their equity interests in Shenzhen Bangtong to Jiaxing Bangtong or its designated persons. The amount of RMB11,930,000 was transferred to Shenzhen Bangtong in July 2018.

Equity Interest Pledge Agreement. On November 6, 2018, Jiaxing Bangtong and Shenzhen Bangtong and each shareholder of Shenzhen Bangtong entered into an equity interest pledge agreement. Pursuant to the equity interest pledge agreements, each shareholder of Shenzhen Bangtong agreed to pledge 100% equity interests in Shenzhen Bangtong to Jiaxing Bangtong to guarantee their and Shenzhen Bangtong’s performance of their obligations under the contractual arrangements including the exclusive business cooperation agreement, the exclusive option agreement, the loan agreement and the power of attorney. In the event of a breach by Shenzhen Bangtong or its shareholders of their contractual obligations under these agreements, Jiaxing Bangtong, as pledgee, will have the right to dispose of the pledged equity interests in Shenzhen Bangtong. The shareholders of Shenzhen Bangtong also undertake that, during the term of the equity interest pledge agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests. During the term of the equity pledge agreements, Jiaxing Bangtong also has the right to receive all of the dividends distributed on the pledged equity interests. The Company has completed the registration of the equity interest pledges with the relevant office of the administration for industry and commerce in accordance with the PRC Property Rights Law.

Power of Attorney. On November 6, 2018, each shareholder of Shenzhen Bangtong granted irrevocable and exclusive power of attorney to Jiaxing Bangtong as his/her attorney-in-fact to exercise all shareholder rights, including, but not limited to, attending shareholders meeting of Shenzhen Bangtong, voting on their behalf on all matters of Shenzhen Bangtong, disposing of all or part of the shareholder’s equity interest in Shenzhen Bangtong, approving the amendments to Shenzhen Bangtong’s articles of association and electing, appointing or removing legal representative, directors, supervisors and executive officers of Shenzhen Bangtong. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Shenzhen Bangtong. Each shareholder has waived all the rights which have been authorized to Jiaxing Bangtong under each power of attorney.

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

Agreement that allows us to receive economic benefits from Shenzhen Bangtong:

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

Agreement that provides us with the option to purchase the equity interest in Shenzhen Bangtong:

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

The chart below presents our corporate structure as of the date of this report:

Our principal executive offices are located at Room 202-1, Building #21 of Intelligence and Wealth Center, Jiaxing, Zhejiang Province, China, 314000. The telephone number at our principal executive office is +86-537-82239727.

Our Products and Services

We are a startup e-commerce company with substantially all of our operations in China. Most of our subsidiaries and VIEs were formed in 2018. We officially launched our e-commerce platform, Ingtona(英格多纳) in fall 2019, which was formerly developed under the name of Ingertona. Through our platform, we currently offer a range of consumer products sourced from both China and abroad as well as services relating to the franchise of our offline adult products store.

Our E-Commerce Platform

On October 26, 2018, Jiaxing Bangtong entered into a strategic cooperation contract with Beijing Xietongtianxia Technology Co., Ltd. (“Beijing Xietong”), pursuant to which Beijing Xietong agreed to act as Jiaxing Bangtong’s strategic consultant for Jiaxing Bangtong’s business, including but not limited to providing technical support to Jiaxing Bangtong’s development and operation of its e-commerce platform. Upon the expiration of this contract, Jiaxing Bangtong terminated the cooperation with Beijing Xietong, and instead, shifted to developing the e-commerce platform on its own. In the second half of 2019, our e-commerce platform, Ingtona, completed initial development. Our Ingtona platform includes the following principal components:

1. Website—www.Ingtona.com. We launched the website in September 2019. The PC-based website provides a user-friendly and intuitive interface that allows consumers to conveniently search for, find and purchase products. The website features adult products, overseas products and smart robots. It displays product information, such as description, specification, pictures, price, sales volume, applicable delivery expenses and customer review. Customers can conveniently browse and search for products by keywords and can sort product listings by keywords, sales volume and price. A customer needs to create an account on our website to place orders and purchase products. Various kinds of online payment methods are offered to customers at the time of checkout, such as WeChat Pay, AliPay and UnionPay. Customers can log into their accounts to check the status of their orders. The website currently displays more than 200 adult products and over 5000 imported items that span health, dietary supplements, maternity and baby care products, cosmetics, snacks, soft drinks, household supplies, toys and clothes from the United Kingdom, Germany, Japan, Australia, South Korea, Canada, the United States, Norway, Denmark, New Zealand and other countries. In addition, it contains smart robots sold directly by Chinese and foreign makers.

2. Mobile app—Our mobile application, Ingtona (英格多纳), will allow consumers to conveniently search and purchase displayed products on their mobile devices. Our mobile application offers similar features as our PC-based website. We rolled out our mobile application in October 2019.

3. WeChat public account—Customers can also access our e-commerce platform through our WeChat public account. Product offerings on the “Shopping Mall” section of our WeChat public account synchronize with those on our website and are also classified into three large categories: overseas items, smart robots and adult products. The “Partners” section of our WeChat public account allows parties to conveniently contact us who are interested in setting up their own stores and selling displayed products that will be directly sourced from manufacturers. We started our WeChat public account in September 2019.

The Business Model of our E-Commerce Platform

Registered users of our Ingtona e-commerce platform can be divided into two categories – third-party merchants and customers. Third-party merchants, including enterprise merchants and individual merchants, sell various merchandise products on the platform, and customers purchase these products using the same platform. Leveraging our multifaceted e-commerce platform, we plan to offer both online marketplace and online direct sales to our online customers.

In our online marketplace business, third-party merchants may establish online stores to offer products to customers over our online marketplace. We will charge service fees on our merchants for our services, such as webpage maintenance, WeChat account access, and certain promotion activities. We intend to charge commission based on a percentage of transaction value generated on our online marketplace. In addition, we plan to provide marketing and advertisement services to our third-party merchants. Prices for advertisements on our platform network will be fixed under contracts between us and the third-party merchants. The prices will depend on the display locations, the number of time slots and the display size. We intend to review our prices periodically and make adjustments as necessary in light of market conditions.

In our online direct sales business, we plan to acquire products from suppliers and sell them directly to customers. Before ourselves can provide all fulfillment and delivery services, we may rely partially on independent couriers to deliver products. Sometimes suppliers in our direct sales operation may deliver products to our customers themselves. Third-party sellers on our marketplace may also use their own logistics network or other third-party couriers to deliver products.

Our Offline Adult Products Franchise—”Enjoy Color Space (悦色空间)”

We not only offer a diverse collection of adult products on our e-commerce platform, but also run our own and franchised offline unmanned stores that retail adult products by automatic vending machines. Three franchisees have joined us and opened three such stores in China since September 2019. Merchants registered on our website can apply to franchise with us. New franchisees are required to pay an initial fee for a franchise license and once a franchise store begins operations, franchisees are required to pay us annual royalty. We may charge reduced or waive royalties for the first few franchisees. We provide franchisees with the vending machines, products (including return/exchange services), franchise designs, site selection assistance, ongoing trainings, marketing support and access to our e-commerce platform. Generally, an investment of RMB100,000~150,000 is needed to open such a store, and we currently offer different franchise packages for varying levels of investment.

Our Growth Strategies

The existing product offerings on our e-commerce platform are decided based on the proven popularity of purchasing these items on the internet. We plan to continuously add products and categories that appeal to our customers to our platform. In addition, we plan to expand our offerings of smart robots and intend to offer latest products in the AI smart product market sold directly by manufacturers.

With respect to our offline adult products franchise, we plan to open such stores across China through both franchise and our own investment.

Sales and Marketing

We plan to engage various marketing channels to expand our business to more merchants and customers. In order to attract more third-party merchants, we intend to waive platform user fees in the initial stage of platform operation. To enhance the awareness of our e-commerce platform, we intend to launch various advertising campaigns through a variety of media. We will join the offline e-commerce organizations, hold app promotion meetings and invite merchants to promote our brand image. In addition, we intend to provide various incentives to our customers to increase their spending and loyalty, and we will send online messages to our customers periodically with product recommendations or promotions.

We also intend to offer a personalized e-commerce experience to our customers by delivering targeted product recommendations based on customers’ browsing and purchase histories.

In addition to the online marketing activities, we will also utilize offline activities to attract more customers and promote our brand recognition. For example, according to customer purchasing behavior and preferences, we will divide them into different “communities” and organize parties, group tours and other social gatherings in which our registered merchants may act as sponsors by providing goods or services to the event. We may charge certain commission on products sold by our registered merchants in such activities.

Our Competition

The e-commerce industry in China is intensely competitive. The online commerce market is rapidly evolving and intensely competitive, and we expect the competition to intensify in the future. Our current or potential competitors include “Little Red Book (Xiao Hong Shu)” and “Foreign Port (Yang Ma Tou)”.

We anticipate that the e-commerce market will continually evolve and will continue to experience rapid technological change, evolving industry standards, shifting customer requirements, and frequent innovation. We must continually innovate to remain competitive. We believe that the principal competitive factors in our industry are:

●	brand recognition and reputation;

●	product quality and selection;

●	Convenience and pricing;

●	fulfillment capabilities; and

●	customer service.

In respect of our offline adult products franchise business, this market is fast-growing in China. Our current or potential competitors in this segment include “Hefei Liangjiao” and “Beijing Juse Adult (www.X.com.cn).” We believe that we can compete in this market based on our superior business model and product sourcing.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Some of our competitors may be able to secure merchandise from vendors on terms that are more favorable, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than our company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our financial condition, operational results, business, and prospects. In addition, new and enhanced technologies may increase the competition in the online retail industry. New competitive business models may appear, for example based on new forms of social media or social commerce.

Our Intellectual Property

We believe that trademarks, copyrights, patents, domain names, know-how, proprietary technologies, and similar intellectual property will be critical to our success. We intend to rely on intellectual properties laws and confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. Currently, we have three software copyright certificates relating to our “Ingtona e-commerce operating system V2.0.” We also have a registered domain name (www.Ingtona.com).

Regulation

Online commerce in China is subject to a number of laws and regulations. This section summarizes material PRC regulations relevant to our business and operations in China and the key provisions of such regulations.

Regulations Relating to Foreign Investment

Investment activities in the PRC by foreign investors are mainly governed by the Guidance Catalog of Industries for Foreign Investment (2017 revision), or the Catalog, which was promulgated jointly by the Ministry of Commerce and the National Development and Reform Commission on June 28, 2017 and entered into force on July 28, 2017. The Catalog divides industries into four categories in terms of foreign investment, which are “encouraged,” “restricted,” and “prohibited,” and all industries that are not listed under one of these categories are deemed to be “permitted.” Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, foreign investment in restricted category projects is subject to government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalog are generally open to foreign investment unless specifically restricted by other PRC regulations.

In June 2019, MOFCOM and NDRC promulgated the Special Management Measures (Negative List) for the Access of Foreign Investment, or the Negative List, effective July 30, 2019. Foreign investment in value-added telecommunication business (excluding e-commerce business, domestic multi-party communications services, store and forward services and call center services) falls within the Negative List.

On March 15, 2019, the Standing Committee of the National People’s Congress enacted the Foreign Investment Law of PRC, which took effect on January 1, 2020, replacing the Law of the People’s Republic of China on China-Foreign Equity Joint Ventures, the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, and the Law of the People’s Republic of China on China-Foreign Contractual Joint Ventures. On December 26, 2019, the Regulation on the Implementation of the Foreign Investment Law of the PRC, was issued by the State Council and came into force on January 1, 2020. According to the Foreign Investment Law, foreign investment shall enjoy pre-entry national treatment, except for those foreign invested entities that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list.” Foreign invested entities operating in foreign “restricted” or “prohibited” industries require entry clearance and other approvals. However, the new law does not comment on the concept of “de facto control” or contractual arrangements with VIEs, although it has a catch-all provision under definition of “foreign investment” to include investments made by foreign investors in China through means stipulated by laws or administrative regulations or other methods prescribed by the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions to provide for contractual arrangements as a form of foreign investment. See “Risk Factors—Risks Relating to our Commercial Relationship with VIEs—Our contractual arrangement with VIEs may be affected by the newly enacted Foreign Investment Law.”

Regulations Relating to Value-Added Telecommunication Services

Among all of the applicable laws and regulations, the Telecommunication Regulations of the People’s Republic of China, or the Telecom Regulations, promulgated by the PRC State Council on September 25, 2000 and amended on July 29, 2014 and February 6, 2016, respectively, is the primary governing law, and sets out the general framework for the provision of telecommunications services by domestic PRC companies. Under the Telecom Regulations, telecommunications service providers are required to procure operating licenses prior to their commencement of operations. The Telecom Regulations distinguish “basic telecommunications services” from “value-added telecommunication services”. Value-added telecommunication services are defined as telecommunications and information services provided through public networks. The Telecom Catalogue was issued as an attachment to the Telecom Regulations to categorize telecommunications services as either basic or value-added. In February 2003 and December 2015, the Telecom Catalogue was updated, respectively, categorizing online data and transaction processing, information services, among others, as value-added telecommunication services.

The Administrative Measures on Telecommunications Business Operating License, promulgated by the Ministry of Industry and Information Technology in 2009 and amended in July 2017, which set forth more specific provisions regarding the types of licenses required to operate value-added telecommunication services, the qualifications and procedures for obtaining such licenses and the administration and supervision of such licenses. Under these regulations, a commercial operator of value-added telecommunication services must first obtain a license from the Ministry of Industry and Information Technology or its provincial level counterparts, otherwise such operator might be subject to sanctions including corrective orders and warnings from the competent administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to close.

In addition, the administration of mobile Internet application, or App, information services are strengthened through the Regulations for Administration of Mobile Internet Application Information Services, or the MIAIS Regulations, which became effective on August 1, 2016. The MIAIS Regulations were enacted to regulate App, App providers (including App owners or operators) and online App stores. Information service providers that utilize Apps are required to obtain relevant qualifications pursuant to PRC laws and regulations.

The MIAIS Regulations impose certain duties on App providers, including: (i) verifying real identities with the registered users through mobile phone numbers; (ii) establishing and improving the mechanism for user information security protection; (iii) establishing and improving the verification and management mechanism for the information content; adopting proper sanctions and measures relating to the release of illegal information content; (iv) protecting and safeguarding users’ “rights to know and rights to choose” during installation or use; (v) respecting and protecting intellectual property rights of others; and (vi) keeping records of user log information for 60 days.

Regulations Relating to E-Commerce

In May 2010, the State Administration of Industry and Commerce adopted the Interim Measures for the Administration of Online Commodities Trading and Relevant Services, which took effective in July 2010. Under these measures, enterprises or other operators which engage in online commodities trading and other services and have been registered with the State Administration of Industry and Commerce or its local branches must make the information stated in their business license available to the public or provide a link to their business license on their website. Online distributors must adopt measures to ensure safe online transactions, protect online shoppers’ rights and prevent the sale of counterfeit goods. Information on products and transactions released by online distributors must be authentic, accurate, complete and sufficient.

In January 2014, the State Administration of Industry and Commerce promulgated the Administrative Measures for Online Trading, which terminated the above interim measures and became effective in March 2014. The Administrative Measures for Online Trading further strengthen the protection of consumers and impose more stringent requirements and obligations on online business operators and third-party online marketplace operators. For example, online business operators are required to issue invoices to consumers for online products and services. Consumers are generally entitled to return products purchased from online business operators within seven days upon receipt, without giving any reason. Online business operators and third-party online marketplace operators are prohibited from collecting any information on consumers and business operators, or disclosing, selling or providing any such information to any third party, or sending commercial electronic messages to consumers, without their consent. Fictitious transactions, deletion of adverse comments and technical attacks on competitors’ websites are prohibited as well. In addition, third-party online marketplace operators are required to examine and verify the identifications of the online business operators and set up and keep relevant records for at least two years. Moreover, any third-party online marketplace operator that simultaneously engages in online trading for products and services should clearly distinguish itself from other online business operators on the marketplace platform.

In March 2016, the State Administration of Taxation, the Ministry of Finance and the General Administration of Customs jointly issued the Circular on Tax Policy for Cross-Border E-commerce Retail Imports, which took effect in April 2016. Pursuant to this circular, goods imported through the cross-border e-commerce retail are subject to tariff, import value-added tax, or VAT, and consumption tax based on the types of goods. Individuals purchasing any goods imported through cross-border e-commerce retail are taxpayers, and e-commerce companies, companies operating e-commerce transaction platforms or logistic companies are required to withhold the taxes.

On August 31, 2018, the Standing Committee of the National People’s Congress promulgated the E-Commerce Law, which became effective on January 1, 2019. Pursuant to the E-Commerce Law, an e-commerce platform operator shall (i) collect, verify and register the truthful information submitted by the merchants that apply to sell products or provide services on its platform, including the identities, addresses, contacts and licenses, establish registration archives and update such information on a regular basis; (ii) submit the identification information of the merchants on its platform to market regulatory administrative department as required and remind the merchants to complete the registration with market regulatory administrative department; (iii) submit identification information and tax-related information to tax authorities as required in accordance with the laws and regulations regarding the administration of tax collection and remind the individual merchants to complete the tax registration; (iv) record and retain the information of the products and information on its platform and the sales information for no less than 3 years; (v) display the platform service agreement and the transaction rules or links to such information on the homepage of the platform; (vi) display the noticeable labels regarding the products or services provided by the platform operator itself on its platform, and take liabilities for such products and services; (vii) establish a credit evaluation system, display the credit evaluation rules, provide consumers with accesses to make comments on the products and services provided on its platform, and restrain from deleting such comments; and (viii) establish intellectual property protection rules, and take necessary measures when any intellectual property holder notify the platform operator that his intellectual property rights have been infringed. An e-commerce platform operator shall take joint liabilities with the relevant merchants on its platform and may be subject to warnings and fines up to RMB2,000,000 where (i) it fails to take necessary measures when it knows or should have known that the products or services provided by the merchants on its platform do not meet the personal or property safety requirements or such merchants’ other acts may infringe on the lawful rights and interests of the consumers; or (ii) it fails to take necessary measures, such as deleting and blocking information, disconnecting, terminating transactions and services, when it knows or should have known that the merchants on its platform infringe any intellectual property rights of any other third party. With respect to products or services affecting the consumers’ life and health, if an e-commerce platform operator fails to verify the merchants’ qualification or fails to fulfill its obligations to safeguard the safety of consumers, which results in damages to the consumers, it shall take corresponding liabilities and may be subject to warnings and fines up to RMB2,000,000.

We are subject to these measures as a result of our online direct sales and online marketplace.

Regulations Relating to Internet Information Security

In 1997, the Ministry of Public Security promulgated measures that prohibit use of the internet in ways which, among other things, result in a leakage of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the Ministry of Public Security and the local security bureaus may revoke its operating license and shut down its websites.

Internet information in China is regulated and restricted from a national security standpoint. The Standing Committee of the National People’s Congress has enacted the Decisions on Maintaining Internet Security on December 28, 2000 and further amended on August 27, 2009, which may subject violators to criminal punishment in China for any effort to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights.

The PRC Cybersecurity Law was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and became effective on June 1, 2017. Under this regulation, network operators, including online lending information service providers, shall comply with laws and regulations and fulfill their obligations to safeguard security of the network when conducting business and providing services, and take all necessary measures pursuant to laws, regulations and compulsory national requirements to safeguard the safe and stable operation of the networks, respond to network security incidents effectively, prevent illegal and criminal activities, and maintain the integrity, confidentiality and usability of network data.

We have, in accordance with relevant provisions on network security of the PRC, established necessary mechanisms to protect information security, including, among others, adopting necessary network security protection technologies such as anti-virus firewalls, intrusion detection and data encryption, keeping record of network logs, and implementing information classification framework.

Regulations Relating to Privacy Protection

The Several Provisions on Regulating the Market Order of Internet Information Services, issued by the Ministry of Industry and Information Technology in December 2011, provide that, an internet information service provider may not collect any user personal information or provide any such information to third parties without the consent of a user. An internet information service provider must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An internet information service provider is also required to properly maintain the user personal information, and in case of any leak or likely leak of the user personal information, online lending service providers must take immediate remedial measures and, in severe circumstances, make an immediate report to the telecommunications regulatory authority.

In addition, pursuant to the Decision on Strengthening the Protection of Online Information issued by the Standing Committee of the National People’s Congress in December 2012 and the Order for the Protection of Telecommunication and Internet User Personal Information issued by the Ministry of Industry and Information Technology in July 2013, any collection and use of user personal information must be subject to the consent of the user, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scopes.

The Guidelines jointly released by ten PRC regulatory agencies in July 2015 purport, among other things, to require service providers to improve technology security standards, and safeguard user and transaction information. The Guidelines also prohibit service providers from illegally selling or disclosing users’ personal information. Pursuant to the Ninth Amendment to the Criminal Law issued by the Standing Committee of the National People’s Congress in August 2015, which became effective in November 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders is subject to criminal penalty for the result of (i) any dissemination of illegal information in large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation, and any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtain any personal information is subject to criminal penalty in severe situation.

We plan to obtain consent from users to collect and use their personal information. While we plan to take measures to protect the personal information that we have access to, our security measures could be breached resulting in the leak of such confidential personal information. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity.

Regulations Relating to Advertising Business

The State Administration for Market Regulation is the government agency responsible for regulating advertising activities in the PRC. According to PRC laws and regulations, companies that engage in advertising activities must obtain a business license from the State Administration for Market Regulation or its local branches which specifically includes operating an advertising business within its business scope. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. PRC advertising laws and regulations set forth certain content requirements for advertisements in the PRC including, among other things, prohibitions on false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisers, advertising agencies, and advertising distributors are required to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the supporting documents provided by advertisers for advertisements and verify that the content of the advertisements complies with applicable PRC laws and regulations. Prior to distributing advertisements that are subject to government censorship and approval, advertising distributors are obligated to verify that such censorship has been performed and approval has been obtained. The release or delivery of advertisements through the internet must not impair the normal use of the network by users. The advertisements released in pop-up form on a webpage and other forms must show the close flag prominently and ensure one-click close. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to eliminate the effect of illegal advertisement. In circumstances involving serious violations, the State Administration for Market Regulation or its local branches may revoke the violators’ licenses or permits for their advertising business operations.

In July 2016, the State Administration of Industry and Commerce issued the Interim Measures for the Administration of Internet Advertising to regulate internet advertising activities. According to these measures, no advertisement of any medical treatment, medicines, food for special medical purpose, medical apparatuses, pesticides, veterinary medicines, dietary supplement or other special commodities or services subject to examination by an advertising examination authority as stipulated by laws and regulations may be published unless the advertisement has passed such examination. In addition, no entity or individual may publish any advertisement of over-the-counter medicines or tobacco on the internet. An internet advertisement must be identifiable and clearly identified as an “advertisement” to the consumers. Paid search advertisements are required to be clearly distinguished from natural search results. In addition, the following internet advertising activities are prohibited: providing or using any applications or hardware to intercept, filter, cover, fast forward or otherwise restrict any authorized advertisement of other persons; using network pathways, network equipment or applications to disrupt the normal data transmission of advertisements, alter or block authorized advertisements of other persons or load advertisements without authorization; or using fraudulent statistical data, transmission effect or matrices relating to online marketing performance to induce incorrect quotations, seek undue interests or harm the interests of others. Internet advertisement publishers are required to verify relevant supporting documents and check the content of the advertisement and are prohibited from publishing any advertisement with unverified content or without all the necessary qualifications. Internet information service providers that are not involved in internet advertising business activities but simply provide information services are required to block any attempt to publish an illegal advisement that they are aware of or should reasonably be aware of through their information services.

Regulations Relating to Intellectual Property

The Standing Committee of the National People’s Congress and the State Council have promulgated comprehensive laws and regulations to protect trademarks. The Trademark Law of the PRC (2013 revision) promulgated on August 23, 1982 and subsequently amended on February 22, 1993, October 27, 2001 and August 30, 2013, respectively, and the Implementation Regulation of the Trademark Law (2014 revision) issued by the State Council on August 3, 2002 and amended on April 29, 2014 are the main regulations protecting registered trademarks. The Trademark Office under the State Administration for Industry and Commerce administrates the registration of trademarks on a “first-to-file” basis, and grants a term of ten years to registered trademarks.

The PRC Copyright Law, adopted in 1990 and revised in 2001, 2010 respectively, with its implementation rules adopted on August 8, 2002 and revised in 2011 and 2013, respectively, and the Regulations for the Protection of Computer Software as promulgated on December 20, 2001 and amended in 2011 and 2013 provide protection for copyright of computer software in the PRC. Under these rules and regulations, software owners, licensees and transferees may register their rights in software with the National Copyright Administration Center or its local branches to obtain software copyright registration certificates. The term of protection for copyrighted software of legal persons is fifty years and ends on December 31 of the 50th year from the date of first publishing of the software.

The Ministry of Industry and Information Technology promulgated the Administrative Measures on Internet Domain Name on August 24, 2017 to protect domain names. According to these measures, domain name applicants are required to duly register their domain names with domain name registration service institutions. The applicants will become the holder of such domain names upon the completion of the registration procedure.

We have adopted necessary mechanisms to register, maintain and enforce intellectual property rights in China. However, we cannot assure you that we can prevent our intellectual property from all the unauthorized use by any third party, neither can we promise that none of our intellectual property rights would be challenged any third party.

Regulations Relating to Employment

The PRC Labor Law and the Labor Contract Law require that employers must execute written employment contracts with full-time employees. All employers must compensate their employees with wages equal to at least the local minimum wage standards. Violations of the PRC Labor Law and the Labor Contract Law may result in the imposition of fines and other administrative sanctions, and serious violations may constitute criminal offences.

On December 28, 2012, the PRC Labor Contract Law was amended with effect on July 1, 2013 to impose more stringent requirements on labor dispatch. Under such law, dispatched workers are entitled to pay equal to that of full-time employees for equal work, but the number of dispatched workers that an employer hires may not exceed a certain percentage of its total number of employees as determined by the Ministry of Human Resources and Social Security. Additionally, dispatched workers are only permitted to engage in temporary, auxiliary or substitute work. According to the Interim Provisions on Labor Dispatch promulgated by the Ministry of Human Resources and Social Security on January 24, 2014, which became effective on March 1, 2014, the number of dispatched workers hired by an employer shall not exceed 10% of the total number of its employees (including both directly hired employees and dispatched workers). The Interim Provisions on Labor Dispatch require employers not in compliance with the PRC Labor Contract Law in this regard to reduce the number of its dispatched workers to below 10% of the total number of its employees prior to March 1, 2016.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. The enterprise may be ordered to pay the full amount within a deadline if it fails to make adequate contributions to various employee benefit plans and may be subject to fines and other administrative sanctions.

According to the Interim Regulations on the Collection and Payment of Social Insurance Premiums, the Regulations on Work Injury Insurance, the Regulations on Unemployment Insurance and the Trial Measures on Employee Maternity Insurance of Enterprises, enterprises in the PRC shall provide benefit plans for their employees, which include basic pension insurance, unemployment insurance, maternity insurance, work injury insurance and basic medical insurance. An enterprise must provide social insurance by making social insurance registration with local social insurance agencies, and shall pay or withhold relevant social insurance premiums for and on behalf of employees. The Law on Social Insurance of the PRC, which was promulgated by the SCNPC on October 28, 2010, became effective on July 1, 2011, and was most recently updated on December 29, 2018, has consolidated pertinent provisions for basic pension insurance, unemployment insurance, maternity insurance, work injury insurance and basic medical insurance, and has elaborated in detail the legal obligations and liabilities of employers who do not comply with laws and regulations on social insurance.

According to the Regulations on the Administration of Housing Provident Fund, which was promulgated by the State Counsel and became effective on April 3, 1999, and was amended on March 24, 2002 and was partially revised on March 24, 2019 by the Decision of the State Council on Revising Some Administrative Regulations (Decree No. 710 of the State Council), housing provident fund contributions by an individual employee and housing provident fund contributions by his or her employer shall belong to the individual employee. Registration by PRC companies with the applicable housing provident fund management center is compulsory, and a special housing provident fund account for each of the employees shall be opened at an entrusted bank.

The employer shall timely pay up and deposit housing provident fund contributions in full amount and late or insufficient payments of such contributions are unlawful. The employer shall make the housing provident fund payment and deposit registrations with the housing provident fund administration center. With respect to companies which violate the above regulations and fail to complete housing provident fund payment and deposit registrations or open housing provident fund accounts for their employees, such companies shall be ordered by the housing provident fund administration center to complete such procedures within a designated time limit. Those who fail to complete their registrations within the designated period shall be levied a fine ranging from RMB 10,000 to RMB 50,000. When companies breach these regulations and fail to pay housing provident fund contributions in full amount that are due, the housing provident fund administration center shall order such companies to pay up within a designated period, and may further petition a People’s Court for mandatory enforcement against those who still fail to comply after the expiry of such period.

Regulations Relating to Foreign Exchange

Under the PRC Foreign Currency Administration Rules promulgated on January 29, 1996 and last amended on August 5, 2008 and various regulations issued by the State Administration of Foreign Exchange and other relevant PRC government authorities, payment of current account items in foreign currencies, such as trade and service payments, payment of interest and dividends can be made without prior approval from the State Administration of Foreign Exchange by following the appropriate procedural requirements. By contrast, the conversion of RMB into foreign currencies and remittance of the converted foreign currency outside the PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires prior approval from the State Administration of Foreign Exchange or its local office.

On February 13, 2015, the State Administration of Foreign Exchange promulgated the Circular on Simplifying and Improving the Foreign Currency Management Policy on Direct Investment, effective from June 1, 2015, which cancels the requirement for obtaining approvals of foreign exchange registration of foreign direct investment and overseas direct investment from the State Administration of Foreign Exchange. The application for the registration of foreign exchange for the purpose of foreign direct investment and overseas direct investment may be filed with qualified banks, which, under the supervision of the State Administration of Foreign Exchange, may review the application and process the registration.

The Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Capital of Foreign-invested Enterprise was promulgated on March 30, 2015 and became effective on June 1, 2015. According to this Circular, a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange bureau has confirmed monetary contribution rights and interests (or for which the bank has registered the account-crediting of monetary contribution). For the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capitals on a discretionary basis; a foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business; where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise shall first go through domestic re-investment registration and open a corresponding Account for Foreign Exchange Settlement Pending Payment with the foreign exchange bureau (bank) at the place of registration. The Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts was promulgated and became effective on June 9, 2016. According to this Circular, enterprises registered in PRC may also convert their foreign debts from foreign currency into Renminbi on self-discretionary basis. This Circular provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self—discretionary basis, which applies to all enterprises registered in the PRC. This Circular reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope and may not be used for investments in securities or other investment with the exception of bank financial products that can guarantee the principal within the PRC unless otherwise specifically provided. Besides, the converted Renminbi shall not be used to make loans for related enterprises unless it is within the business scope or to build or to purchase any real estate that is not for the enterprise own use with the exception for the real estate enterprise.

On January 26, 2017, the State Administration of Foreign Exchange promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification, which stipulates several capital control measures with respect to the outbound remittance of profits from domestic entities to offshore entities, including (i) banks must check whether the transaction is genuine by reviewing board resolutions regarding profit distribution, original copies of tax filing records and audited financial statements, and (ii) domestic entities must retain income to account for previous years’ losses before remitting any profits. Moreover, pursuant to this Circular, domestic entities must explain in detail the sources of capital and how the capital will be used, and provide board resolutions, contracts and other proof as a part of the registration procedure for outbound investment.

On October 25, 2019, SAFE promulgated the Notice on Further Facilitating Cross-Board Trade and Investment, which became effective on the same date (except for Article 8.2 thereof). The notice removed restrictions on the capital equity investment in China by non-investment foreign-invested enterprises. In addition, restrictions on the use of funds for foreign exchange settlement of domestic accounts for the realization of assets have been removed and restrictions on the use and foreign exchange settlement of foreign investors’ security deposits have been relaxed. Eligible enterprises in the pilot areas are also allowed to use revenues under capital accounts, such as capital funds, foreign debts and overseas listing revenues for domestic payments without providing materials to the bank in advance for authenticity verification on an item by item basis, while the use of funds should be true, in compliance with applicable rules and conforming to the current capital revenue management regulations.

Regulations on Foreign Exchange Registration of Overseas Investment by PRC Residents

The State Administration of Foreign Exchange issued the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, which became effective in July 2014, to replace the Circular of the State Administration of Foreign Exchange on Issues Concerning the Regulation of Foreign Exchange in Equity Finance and Roundtrip Investments by Domestic Residents through Offshore Special Purpose Vehicles, to regulate foreign exchange matters in relation to the use of special purpose vehicles by PRC residents or entities to seek offshore investment and financing or conduct round trip investment in China. Circular 37 defines a “special purpose vehicle” as an offshore entity established or controlled, directly or indirectly, by PRC residents or entities for the purpose of seeking offshore financing or making offshore investment, using legitimate onshore or offshore assets or interests, while “round trip investment” is defined as direct investment in China by PRC residents or entities through special purpose vehicles, namely, establishing foreign-invested enterprises to obtain the ownership, control rights and management rights. Circular 37 stipulates that, prior to making contributions into a special purpose vehicle, PRC residents or entities be required to complete foreign exchange registration with the State Administration of Foreign Exchange or its local branch. In addition, the State Administration of Foreign Exchange promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which amended Circular 37 and became effective on June 1, 2015, requiring PRC residents or entities to register with qualified banks rather than the State Administration of Foreign Exchange in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

PRC residents or entities who had contributed legitimate onshore or offshore interests or assets to special purpose vehicles but had not obtained registration as required before the implementation of the Circular 37 must register their ownership interests or control in the special purpose vehicles with qualified banks. An amendment to the registration is required if there is a material change with respect to the special purpose vehicle registered, such as any change of basic information (including change of the PRC residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, and mergers or divisions. Failure to comply with the registration procedures set forth in Circular 37 and the subsequent notice, or making misrepresentation on or failure to disclose controllers of the foreign-invested enterprise that is established through round-trip investment, may result in restrictions being imposed on the foreign exchange activities of the relevant foreign-invested enterprise, including payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate, and the capital inflow from the offshore parent, and may also subject relevant PRC residents or entities to penalties under PRC foreign exchange administration regulations. See “Risk Factors—Risks Related to Doing Business in China—PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary’s ability to increase their registered capital or distribute profits.”

Regulations on Dividend Distribution

Distribution of dividends of foreign investment enterprises are mainly governed by the Foreign Investment Enterprise Law, issued in 1986 and amended in 2000 and 2016, respectively, and the Implementation Rules under the Foreign Investment Enterprise Law, issued in 1990 and amended in 2001 and 2014, respectively. Under these regulations, foreign investment enterprises in the PRC may distribute dividends only out of their accumulative profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, no less than 10% of the accumulated profits of the foreign investment enterprises in the PRC are required to be allocated to fund certain reserve funds each year unless these reserves have reached 50% of the registered capital of the enterprises. A PRC company is not permitted to distribute any profits until any losses from previous fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Under our current corporate structure, our Cayman Islands holding company may rely on dividend payments from E-Home WFOE, which is a wholly foreign-owned enterprise incorporated in China, to fund any cash and financing requirements we may have. Limitation on the ability of our consolidated VIEs to make remittance to E-Home WFOE and on the ability of E-Home WFOE to pay dividends to us could limit our ability to access cash generated by the operations of those entities. See “Risk Factors—Risks Related to Doing Business in China—Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.”

Regulations Relating to Overseas Listings

On August 8, 2006, six PRC regulatory agencies, including MOFCOM, the SASAC, the State Administration of Taxation, the SAIC, the CSRC and SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rules, among other things, require that (i) PRC entities or individuals obtain MOFCOM approval before they establish or control a SPV overseas, provided that they intend to use the SPV to acquire their equity interests in a PRC company at the consideration of newly issued share of the SPV, or Share Swap, and list their equity interests in the PRC company overseas by listing the SPV in an overseas market; (ii) the SPV obtains MOFCOM’s approval before it acquires the equity interests held by the PRC entities or PRC individual in the PRC company by Share Swap; and (iii) the SPV obtains CSRC approval before it lists overseas. See “Risk Factors—Risks Related to Doing Business in China—We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.”

Regulations Relating to Taxation

Dividend Withholding Tax

In March 2007, the National People’s Congress enacted the Enterprise Income Tax Law which became effective on January 1, 2008 and amended on February 24, 2017. According to Enterprise Income Tax Law, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign enterprise investors are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, issued on January 29, 2008 and supplemented and revised on February 29, 2008, and the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with Respect to Taxes on Income, which became effective on December 8, 2006 and applicable to income derived in any year of assessment commencing on or after April 1, 2007 in Hong Kong and in any year commencing on or after January 1, 2007 in the PRC, such withholding tax rate may be lowered to 5% if a Hong Kong enterprise is deemed the beneficial owner of any dividend paid by a PRC subsidiary by PRC tax authorities and holds at least 25% of the equity interest in that particular PRC subsidiary at all times within the 12-month period immediately prior to the distribution of the dividends. Furthermore, pursuant to the Announcement on Issues concerning “Beneficial Owners” in Tax Treaties issued on February 3, 2018 by the State Administration of Taxation, when determining the status of “beneficial owners,” a comprehensive analysis may be conducted through materials such as articles of association, financial statements, records of capital flows, minutes of board of directors, resolutions of board of directors, allocation of manpower and material resources, the relevant expenses, functions and risk assumption, loan contracts, royalty contracts or transfer contracts, patent registration certificates and copyright certificates, etc. However, even if an applicant has the status as a “beneficiary owner,” if the competent tax authority finds necessity to apply the principal purpose test clause in the tax treaties or the general anti-tax avoidance rules stipulated in domestic tax laws, the general anti-tax avoidance provisions shall apply.

Enterprise Income Tax

In December 2007, the State Council promulgated the Implementing Rules of the Enterprise Income Tax Law, which became effective on January 1, 2008. The Enterprise Income Tax Law and its relevant implementing rules (i) impose a uniform 25% enterprise income tax rate, which is applicable to both foreign-invested enterprises and domestic enterprises (ii) permits companies to continue to enjoy their existing tax incentives, subject to certain transitional phase-out rules and (iii) introduces new tax incentives, subject to various qualification criteria.

The Enterprise Income Tax Law also provides that enterprises organized under the laws of jurisdictions outside China with their “de facto management bodies” located within China may be considered PRC resident enterprises and therefore be subject to PRC enterprise income tax at the rate of 25% on their worldwide income. The implementing rules further define the term “de facto management body” as the management body that exercises substantial and overall management and control over the production and operations, personnel, accounts and properties of an enterprise. If an enterprise organized under the laws of jurisdiction outside China is considered a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, it would be subject to the PRC enterprise income tax at the rate of 25% on its worldwide income. Second, a 10% withholding tax would be imposed on dividends it pays to its non-PRC enterprise shareholders and with respect to gains derived by its non-PRC enterprise shareholders from transfer of its shares.

On October 17, 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Under Bulletin 7, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. In respect of an indirect offshore transfer of assets of a PRC establishment, the relevant gain is to be regarded as effectively connected with the PRC establishment and therefore included in its enterprise income tax filing, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties in China or to equity investments in a PRC resident enterprise, which is not effectively connected to a PRC establishment of a non-resident enterprise, a PRC enterprise income tax at 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding party shall declare and pay the withheld tax to the competent tax authority in the place where such withholding party is located within seven days from the date of occurrence of the withholding obligation. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. See “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Value-Added Tax

In November 2011, the Ministry of Finance and the State Administration of Taxation promulgated the Pilot Plan for Imposition of Value-Added Tax to Replace Business Tax. In March 2016, the Ministry of Finance and the State Administration of Taxation further promulgated the Notice on Fully Promoting the Pilot Plan for Replacing Business Tax by Value-Added Tax. Pursuant to this Pilot Plan and the relevant notice, value added tax at a rate of 6% is generally imposed, on a nationwide basis, on the revenue generated from the provision of service in lieu of business tax in the modern service industries. Value added tax of a rate of 6% applies to revenue derived from the provision of some modern services. Unlike business tax, a taxpayer is allowed to offset the qualified input value added tax paid on taxable purchases against the output value added tax chargeable on the modern services provided.

Further, on March 20, 2019, the MOF, the SAT and the General Administration of Customs jointly issued the Announcement on Policies for Deepening the VAT Reform, or Announcement 39, to further reduce value-added tax rates. According to the Announcement 39, (i) for general VAT payers’ sales activities or imports that are subject to VAT at an existing applicable rate of 16% or 10%, the applicable VAT rate is adjusted to 13% or 9% respectively; (ii) for the agricultural products purchased by taxpayers to which an existing 10% deduction rate is applicable, the deduction rate is adjusted to 9%; (iii) for the agricultural products purchased by taxpayers for production or commissioned processing, which are subject to VAT at 13%, the input VAT will be calculated at a 10% deduction rate; (iv) for the exportation of goods or labor services that are subject to VAT at 16%, with the applicable export refund at the same rate, the export refund rate is adjusted to 13%; and (v) for the exportation of goods or cross-border taxable activities that are subject to VAT at 10%, with the export refund at the same rate, the export refund rate is adjusted to 9%. The Announcement 39 came into effect on April 1, 2019 and shall prevail in case of any conflict with existing provisions.

Licenses and Permits

The governing law for Internet information service is the Measures for the Administration of Internet Information Services, or the Internet Content Provider (“ICP”) Measures, which went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from Ministry of Industry and Information Technology (“MIIT”) or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MIIT or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites. ICPs must police their websites to remove categories of harmful content that are broadly defined. Jiaxing Electronic obtained the ICP license in 2019, which will expire in five years and can be renewed thereafter.

Employees

As of the date of the report, we have a total of 25 employees, all of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Administration	8
Technology	6
Sales and Marketing	11
Total	25

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe we maintain good relations with our employees.

Available Information

The SEC maintains a website that contains our periodic reports, such as Form 10-Ks, 10-Qs and 8-Ks and other SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

The outbreak of the coronavirus (COVID-19) has had a material adverse effect on our business, results of operations and financial condition.

While we are a development stage company, our business has been materially adversely affected by the outbreak of the coronavirus. The World Health Organization labelled the coronavirus outbreak a pandemic on March 11, 2020, given the threat beyond a public health emergency of international concern the organization had declared on January 30, 2020. Given the high public health risks associated with the disease, governments around the world have imposed various degrees of travel and gathering restrictions and other quarantine measures. Businesses in China have scaled back or suspended operations since the outbreak in December 2019. The coronavirus outbreak is currently having an indeterminable adverse impact on the global economy.

All of our operating subsidiaries are located in China. Substantially all of our employees and all of our customers are located in China. During the first quarter of 2020, although our offline franchise stores did not close, there were not many customers visiting the stores resulting in reduced sales; as to our e-commerce platform, the outbreak has delayed its commencement of operations. Our employees have been working from home to mitigate the impacts of the epidemic on our operations. Since late March, our operations have gradually returned to normal.

Given the uncertainty of the outbreak, the spread of the coronavirus may be prolonged and worsened, and we may be forced to scale back or even suspend our operations. As the coronavirus epidemic spreads outside China, the global economy is suffering a noticeable slowdown. Commercial activities throughout the world have been curtailed with decreased consumer spending, business operation disruptions, interrupted supply chain, difficulties in travel, and reduced workforces. The duration and intensity of disruptions resulting from the coronavirus outbreak is uncertain. It is unclear as to when the outbreak will be contained, and we also cannot predict if the impact will be short-lived or long-lasting. The extent to which the coronavirus impacts our financial results will depend on its future developments. If the outbreak of the coronavirus is not effectively controlled in a short period of time, our business, operating results and financial condition may be materially and adversely affected as a result of slowdown in economic growth, operation disruptions or other factors that we cannot predict.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements included in this report include a paragraph that indicates that they were prepared assuming that we would continue as a going concern. We incurred net loss of $1,607,997 and net cash used in operating activities of $1,012,785 during the fiscal year ended December 31, 2019. As of December 31, 2019, we had incurred an accumulated deficit on equity of $771,217. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern; however, there can be no assurance that we will be successful in these plans or in attracting equity or alternative financing on acceptable terms, or if at all.

We are a startup company and face challenges often encountered by startups.

We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may continue to incur losses in the future, and may not be able to achieve profitability, which may cause the market price of our shares to decline.

As a startup company, we have not generated revenue. Our current operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. Our ability to achieve profitability depends on the competitiveness of our products and services as well as our ability to control costs and to provide new products and services to meet the market demands and attract new customers. Due to the numerous risks and uncertainties associated with the development of our business, we cannot guarantee that we may be able to achieve profitability in the short-term or long-term.

We have a limited operating history and face many of the risks and difficulties frequently encountered by development stage companies.

We have had limited operations to date and have not generated any revenues. Therefore, it might be difficult to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our industry is highly fragmented and competitive, and increased competition could reduce our operating income.

The e-commerce industry is highly concentrated with minimal barriers to entry and competitors can launch websites at a relatively low cost. Our business is particularly subject to rapidly and frequently changing consumer trends and preferences. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. Our failure to accurately predict these trends could negatively affect our inventory levels, sales and consumer opinion of us as a source for the latest products. We will be competing against larger companies with central purchasing efficiencies, inventory economies of scale, and in some cases, brick-and-mortar locations. Given our small size, we will need to compete on:

●	customer service excellence;

●	selection of our niche products;

●	accessibility;

●	convenience;

●	price;

●	order fulfillment speed; and

●	brand recognition.

Our competitors may have longer operating histories, greater financial resources, greater brand recognition, larger customer bases and significantly deeper marketing budgets, which, in turn, may result in lower margins and a decreased market share for our company. There is no assurance that we will compete effectively against present and future competitors, and this competition may have a material adverse effect on our financial condition, operational results, business, and prospects.

We are dependent on the growth of e-commerce.

Our future revenues and growth are dependent upon the continued acceptance of online purchases as the medium of choice for retail purchases. Consumer acceptance of e-commerce is dependent upon the maintenance of reliable infrastructure to support technology demands that increased internet usage places upon bandwidth. Government regulation may cause disruptions in service due to delays in the development of new standards to control various levels of internet activity. Third party internet service providers may also cause service interruptions outside of our control. Such delays could adversely affect our ability to provide adequate customer service to our e-commerce platform users. If online usage growth declines or grows slower than expected, if consumer’s ability to access the internet, or if the infrastructure necessary to sustain online commerce is temporarily or permanently lost, our financial condition, operational results, business, and prospects could be materially adversely affected.

We will require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to update our website, add to our inventory, and improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need to engage in continued equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business may be harmed.

Actual or perceived security vulnerabilities in mobile devices could negatively affect our business.

The security of mobile devices and wireless networks is crucial to our business. Viruses, worms and other malicious software programs that attack mobile devices and wireless networks have been developed and deployed. Security threats could lead some mobile subscribers to reduce or delay their purchases of mobile content and applications in an attempt to minimize the threat. Wireless carriers and device manufacturers may also spend more on protecting their devices and networks from attack. This could delay adoption of new mobile devices which tend to include more features and functionalities that facilitate increased use of mobile content and applications. In any such instance, actual or perceived security threats and the reactions to those threats could negatively affect our results of operations.

We depend on our third-party suppliers to service our product offerings.

Our business model relies on third-party merchants to procure and deliver merchandise offered on our e-commerce marketplace platform. Accordingly, our ability to meet our obligations to our customers is dependent on third-party suppliers’ procuring and timely delivering products that comply with regulations and standards. In addition, if third-party merchants or other vendors violate applicable laws, regulations, our code of standards and responsibilities, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation, limit our growth, and negatively affect our operating results.

We may be subject to product liability claims if people or property are injured or damaged by the products we sell.

Some of the products we sell may expose us to product liability or food safety claims relating to personal injury or illness, death, or environmental or property damage, and may require product recalls or other actions. Certain third parties also sell products using our services and platform that may increase our exposure to product liability claims, through these sellers shall be responsible for any liability arising from such claims under our agreements with these sellers. Currently, we do not have any liability insurance. Should we carry liability insurance in the future, we cannot be certain that our coverage will be adequate for liabilities actually incurred.

We could be liable for fraudulent or unlawful activities of third-party sellers.

Our e-commerce platform includes a marketplace for third-party merchants to sell products to customers. We may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when customers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. We also may be unable to prevent sellers on our e-commerce platform or offline franchise stores from selling unlawful, counterfeit, pirated, or stolen goods, selling goods in an unlawful or unethical manner, violating the proprietary rights of others, or otherwise violating our policies. In addition, to the extent any of this occurs, it could harm our business or damage our reputation and we could face civil or criminal liability for unlawful activities by our sellers.

We may be sanctioned by government authorities for lacking licenses or permissions to sell certain products.

We may fail to comply with various government regulations governing the distribution of certain products which may subject us to reprimands, sanctions, probations, fines, suspensions, or closure of business. We sell a wide range of consumer products, and the laws and regulations relating to the import and sale of consumer products are constantly evolving and may become more stringent. If we fail to obtain necessary licenses or approvals before selling certain products, or if we become subject to actions by enforcement regulators, our business could be ordered to pay fines or suspend operations, which could have a material adverse effect on our business, financial condition, and results of operations.

We have limited control with respect to the operations of our franchisees, which could have a material negative impact on our business.

Franchisees are independent business operators and are not our employees, and we do not exercise control over the day-to-day operations of their stores. We will provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised stores may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate stores in a manner consistent with our standards and requirements or may not hire and train qualified personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly, which would reduce our royalty revenues, and the impact on profitability could be greater than the decrease in royalties and fees.

We do not have any business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. Currently, we do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions or liabilities may result in substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Xianyi Hao, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although we expect that our compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially software engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified software engineering and marketing personnel in the locations where we principally operate.

The loss of the services of any key software engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

We may not be able to manage our expansion of operations effectively.

We are in the process of developing our business in order to meet the potentially increasing demand for our future products, as well as capture new market opportunities. Our current business operations are small with a short history. We may be unable to achieve our performance targets, which will impact the Company’s operating results. As we continue to grow, we must continue to improve our operational and financial systems, procedures and controls, increase service capacity and output, and expand, train and manage our growing employee base. In order to fund our on-going operations and our future growth, we need to have sufficient internal sources of liquidity or access to additional financing from external sources. Furthermore, our management will be required to maintain and strengthen our relationships with our customers and other third parties. Currently, we only have 25 employees. As a result, our continued expansion has placed, and will continue to place, significant strains on our management personnel, systems and resources. We also will need to further strengthen our internal control and compliance functions to ensure that we will be able to comply with our legal and contractual obligations and minimize our operational and compliance risks. Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investment. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements.

However, there are certain differences between PRC accounting standards and regulations and U.S. GAAP, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for the Company are located in China, the PCAOB may not be able to inspect such audit documentation and, as a result, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit report on the financial statements included herein. As the auditor of a company filing reports with the SEC and as a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers are or become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of our auditors’ work papers in China would make it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse acquisitions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

Risks Relating to our Commercial Relationship with VIEs

PRC laws and regulations governing our businesses and the validity of certain of our Contractual Arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, our business may be negatively affected and we may be forced to relinquish our interests in those operations.

We plan to engage in e-commerce business when our platform is fully operational. The PRC government e-commerce businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of PRC companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% equity interest in any PRC company engaging in value-added telecommunications business. The primary foreign investor must have experience and a good track record in providing value-added telecommunications services overseas.

Because we were incorporated in Nevada, we are classified as a foreign enterprise under PRC laws and regulations, and our wholly-owned PRC subsidiary, Jiaxing Bangtong, is a foreign-invested enterprise. Accordingly, our subsidiary is not eligible to operate a value-added telecommunications service business in China. As a result, we plan to conduct our e-commerce business in China through our consolidated VIEs and their affiliates. Jiaxing Bangtong has entered into the Contractual Arrangements with our consolidated VIEs and their shareholders.

We believe that our corporate structure and contractual arrangements comply with the current applicable PRC laws and regulations. Our PRC legal counsel is of the opinion that our current ownership structure, the ownership structure of our PRC subsidiary, our consolidated VIEs and their subsidiaries, and the Contractual Arrangements among them are not in violation of existing PRC laws, rules and regulations.

As there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, and the Telecommunications Regulations and the relevant regulatory measures concerning the telecommunications industry, there can be no assurance that the PRC government authorities, such as the Ministry of Commerce or other authorities that regulate online services providers and other participants in the telecommunications industry, would ultimately take a view that is consistent with the opinion of our PRC legal counsel or agree that our corporate structure or any of the above contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If our corporate structure and contractual arrangements are deemed by the Ministry of Commerce or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIEs and may have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;
●	levying fines on us;
●	confiscating any of our income that they deem to be obtained through illegal operations;
●	shutting down our services;
●	discontinuing or restricting our operations in China;
●	imposing conditions or requirements with which we may not be able to comply;
●	requiring us to change our corporate structure and contractual arrangements;
●	restricting or prohibiting our use of the proceeds from overseas offerings to finance our PRC consolidated VIEs’ business and operations; and
●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new PRC laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. See “Risks Relating to our Commercial Relationship with VIEs— Our contractual arrangement with VIEs may be affected by the newly enacted Foreign Investment Law.” Occurrence of any of these events could materially and adversely affect our business and financial condition and results of operations. In addition, if the imposition of any of these penalties or requirements to restructure our corporate structure causes us to lose the right to direct the activities of our consolidated VIEs or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIEs in our consolidated financial statements. If our corporate structure and contractual arrangements are deemed to be illegal by relevant regulators, our business and results of operations would be materially and adversely affected and the price of our shares may decline.

Our arrangements with the VIEs and their shareholders may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore which could have an adverse effect on our income and expenses.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or VIEs or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our VIEs, may be subject to audit or challenge by the PRC tax authorities. We could face material and adverse tax consequences if the PRC tax authorities determine that our agreements with the VIEs and their shareholders were not entered into based on arm’s length negotiations. As a result, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

Our contractual arrangement with VIEs may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress promulgated the Foreign Investment Law or the FIL, which took effect on January 1, 2020, and replaced the existing laws regulating foreign investment in China, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, or Existing FIE Laws, together with their implementation rules and ancillary regulations. However, uncertainties still exist in relation to interpretation and implementation of the FIL, especially in regard to, including, among other things, the nature of VIE contractual arrangements, the promulgation schedule of both the “negative list” under the FIL and specific rules regulating the organization form of foreign-invested enterprises within the five-year transition period. While FIL does not define contractual arrangements as a form of foreign investment explicitly, we cannot assure you that future laws and regulations will not provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over our VIEs through contractual arrangements will not be deemed as foreign investment in the future. In the event that any possible implementing regulations of the FIL, any other future laws, administrative regulations or provisions deem contractual arrangements as a way of foreign investment, or if any of our operations through contractual arrangements is classified in the “restricted” or “prohibited” industry in the future “negative list” under the FIL, our contractual arrangements may be deemed as invalid and illegal, and we may be required to unwind the VIE contractual arrangements and/or dispose of any affected business. Also, if future laws, administrative regulations or provisions mandate further actions to be taken with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Furthermore, under the FIL, foreign investors or the foreign investment enterprise should be imposed legal liabilities for failing to report investment information in accordance with the requirements. In addition, the FIL provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within a five-year transition period, which means that we may be required to adjust the structure and corporate governance of certain of our PRC subsidiaries in such transition period. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our VIEs to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIEs.

If we had direct ownership of the VIEs, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our VIEs and their equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the VIEs at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. See “Risk Factors—Risks Relating to our Commercial Relationship with VIEs—Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.” Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Any failure by our VIEs or their equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our VIEs or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into exclusive option agreements in relation to our VIEs, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the VIE to secure certain obligations of such VIES or their equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a VIE should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the VIEs, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

The shareholders of our VIEs may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of each of our VIEs are held by numerous shareholders, including Xiaoyi Hao, our Chairman and Chief Executive Officer. These shareholders may have potential conflicts of interest with us. These shareholders may breach, or cause our VIEs to breach, the existing contractual arrangements, which would have a material adverse effect on our ability to effectively control our VIEs and their subsidiaries and receive economic benefits from them. For example, these shareholders may be able to cause our agreements with our VIEs to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive option agreements with these shareholders to request them to transfer all of their equity interests in our VIEs to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and these shareholders, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Risks Related to Doing Business in China

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business and operations.

We conduct substantially all our business operations in China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. China’s economy differs from the economies of developed countries in many aspects, including the level of development, growth rate and degree of government control over foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past 30 years, the growth has been uneven across different regions and periods and among various economic sectors in China. We cannot assure you that China’s economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on its business and results of operations.

The PRC government exercises significant control over China. Accordingly, our results of operations, financial condition and prospects are significantly dependent on economic and political developments in China. Certain measures adopted by the PRC government may restrict loans to certain industries, such as changes in the statutory deposit reserve ratio and lending guidelines for commercial banks by the People’s Bank of China. These current and future government actions could materially affect our liquidity, access to capital, and ability to operate our business.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. Since 2012, growth of the Chinese economy has slowed down. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, any stimulus measures designed to boost the Chinese economy, may contribute to higher inflation, which could adversely affect our results of operations and financial condition. See “—Future inflation in China may inhibit our ability to conduct business in China.”

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. Our ability to operate in China may be harmed by changes in internet-related laws and regulations and these laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. While we believe that our operations in China are in material compliance with all applicable legal and regulatory requirements, new laws and regulations may be promulgated that will regulate internet activities, including online retail. If these new laws and regulations are promulgated, additional licenses may be required for our operations. If our operations do not comply with these new regulations at the time they become effective, or if we fail to obtain any licenses required under these new laws and regulations, we could be subject to penalties.

Future inflation in China may inhibit our ability to conduct business in China.

According to the National Bureau of Statistics of China, the annual average percent changes in the consumer price index in China for 2017, 2018 and 2019 were 1.6%, 2.1% and 2.9%, respectively. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as employee compensation and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

We believe all of our revenues that we generate in the future will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent companies. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of their registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary or limit our PRC subsidiary’s ability to increase their registered capital or distribute profits.

The State Administration of Foreign Exchange (SAFE) promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

According to SAFE Circular 37, our shareholders or beneficial owners, who are PRC residents, are subject to SAFE Circular 37 or other foreign exchange administrative regulations in respect of their investment in our company. We have notified substantial beneficial owners of ordinary shares who we know are PRC residents of their filing obligations. Nevertheless, we may not be aware of the identities of all of our beneficial owners who are PRC residents. We do not have control over our beneficial owners and there can be no assurance that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules, and there is no assurance that the registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or will be completed at all. The failure of our beneficial owners who are PRC residents to register or amend their foreign exchange registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Such failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. These risks may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, it is uncertain how SAFE Circular 37, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, and we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. These risks could in the future have a material adverse effect on our business, financial condition and results of operations.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006, and was subsequently amended in 2009. This regulation, among other regulations and rules, governs the approval process of a PRC company’s participation in an acquisition of assets or equity interests. Depending on the structure of the transaction, the regulation requires the PRC parties to make a series of applications and supplemental applications to the government agencies for approval of acquisition of assets or equity interests of another entity. In some instances, the application process may require a presentation of economic data concerning the transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess viability of the transaction. Government approvals will have expiration dates, by which a transaction must be completed and reported to the government agencies. Compliance with the regulation is likely to be more time consuming and expensive than it was in the past, and provides the government more controls over business combination of two enterprises. As a result, conducting business combination transactions has become significantly more complicated, time consuming, and expensive. We may not be able to negotiate a transaction that is acceptable to our stockholders or would sufficiently protect their interests in a transaction.

The regulation allows PRC governmental agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report, and the acquisition agreement, all of which will be a part of the application for approval, depending on the structure of the transaction. The regulation also prohibits a transaction with an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, and requires consideration be paid within a defined period, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including the initial consideration, contingent consideration, holdback provisions, indemnification provisions, and provisions related to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Although we have made contributions to some employee benefit plans, such as social security plans, we may have not made adequate employee benefit payments required by PRC regulations. We may be required to make up the contributions for these plans as well as pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Moreover, the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. It is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, factors to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest charges. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to our Common Stock

Our common stock is quoted on the OTC market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC market. The OTC market is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the end of 2020, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer or if we have issued an aggregate of $1 billion in non-convertible debt during the preceding 3 years. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our largest stockholder holds a significant percentage of our outstanding voting securities and may be able to control our management and affairs.

Zhuohong International Development Limited, our largest stockholder, is the beneficial owner of approximately 46.1% of our outstanding voting securities. As a result, it possesses significant influence, and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Its ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover, or other business combination, or discourage a potential acquirer from making a tender offer.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant time and resources and places significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We plan to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

We are required under the Sarbanes-Oxley Act of 2002 to document and test the effectiveness of our internal control over financial reporting. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

As disclosed below under “Item 9A. Controls and Procedures”, we have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. During the preparation of our consolidated financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm, identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board (PCAOB). Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our board of directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors. In addition, we are authorized to issue up to 20,000,000 shares of preferred stock, in one or more classes or series as may be determined by our board of directors. The issuance of shares of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding voting stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

All land in China is owned by the state or local governments. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as collateral for borrowings and other obligations.

Our executive offices are located at Room 202-1, Building #21 of Intelligence and Wealth Center, Xiuzhou District, Jiaxing, Zhejiang Province, China, 314000 which consist of 787.24 square meters, all of which are dedicated to administrative office space. We lease our facilities pursuant to a lease agreement that our PRC subsidiary, Jiaxing Electronic entered into with Jiaxing Innovation Park Development Co, Ltd. for a lease term commencing on October 1, 2018 and ending on September 30, 2021. Currently we pay our rent in an amount of RMB 287,342.60 (approximately $41,775) per year. We believe that all our real property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business. We do not own or rent any other real estate or other properties.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently eligible to be quoted on the OTC market under the symbol “LBAO.” However, our common stock has not been traded on the OTC market except on a limited and sporadic basis and there is no assurance that a regular public trading market will ever develop. OTC market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers. OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Approximate Number of Holders of Our Common Stock

As of May 7, 2020, there were approximately 53 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As previously reported in the Current Report on Form 8-K filed on April 2, 2019, we issued 100,000,000 shares of our common stock to the shareholders of Bangtong International on April 1, 2019 pursuant to the Exchange Agreement. The total consideration for such shares was 72,720,000 ordinary shares of Bangtong International, which are all the issued and outstanding shares of Bangtong International. The number of our shares issued to the shareholders of Bangtong International was determined based on an arm’s-length negotiation. The issuance of these shares was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation S promulgated thereunder.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

We were incorporated on March 19, 2013 under the name “Sunrise Tours, Inc.” under the laws of the state of Nevada. We originally intended to develop and offer special services, including 3D virtual tours for companies that would like to promote their venues on the Internet and through electronic media. On January 20, 2016, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our corporate name to “Luboa Group, Inc.” Concurrent with the name change, we changed our business focus to developing specialized agricultural products and a carbon emission trading platform in Asia. However, since inception, we have not engaged in active business operations and have not generated significant amount of revenue.

On April 1, 2019, we entered into a share exchange agreement with Bangtong International, a Republic of Seychelles company and holders of all outstanding capital stock of Bangtong International, pursuant to which on June 21, 2019, we acquired 100% of the outstanding capital stock of Bangtong International, and in exchange, we issued to the former shareholders of Bangtong International an aggregate of 100,000,000 shares of the Company’s common stock. As a result, Bangtong International became our wholly-owned subsidiary and the former shareholders of Bangtong International became the holders of approximately 89.6% of our issued and outstanding capital stock on a fully-diluted basis. On the same date, Mr. Feng Jiang resigned from his positions as the President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. Mr. Xianyi Hao was appointed as our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of e-commerce. As a startup company, we have yet to officially launch our e-commerce platform, Ingtona (英格多纳), which is still under development and is expected to offer our full array of product offerings when it is ready. Accordingly, we have not yet commenced planned operations to any significant measure. Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

●	Formation of our subsidiaries;

●	Development of our business plan;

●	Research on marketing channels/strategies for our planned business; and

●	The development of our e-commerce platform.

In addition, on June 21, 2019, we changed our fiscal year end from August 31 to December 31, effective immediately. As a result, this Form 10-K for the year ended December 31, 2019 is our first annual report after we completed the reverse acquisition of Bangtong International on June 21, 2019 and changed the company’s fiscal year-end.

The accompanying financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net loss of $1,607,997 and net cash used in operating activities of $1,012,785 during the fiscal year ended December 31, 2019. The loss was mainly attributable to the expenses incurred for the consultancy services in connection with the reverse acquisition transaction amounting to approximately $430,845 (RMB 3,000,000). As of December 31, 2019, the Company had net current liability of $951,899 and deficit on equity of $771,217. As of December 31, 2019, the Company had net current asset of $621,805 and total equity of $674,014.

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

Recent Developments

The ongoing coronavirus pandemic that first surfaced in China and is spreading globally has had a material adverse effect on our business. All of our operating subsidiaries are located in China. Substantially all of our employees and all of our customers are located in China. During the first quarter of 2020, although our offline franchise stores did not close, there were not many customers visiting the stores resulting in reduced sales; as to our e-commerce platform, the outbreak has delayed its commencement of operations. Our employees have been working from home to mitigate the impacts of the epidemic on our operations. Since late March, our operations have gradually returned to normal.

The outbreak has been evolving rapidly. We will continue to monitor and mitigate developments affecting our workforce, our customers, and the public at large. See “Risk Factors—Risks Relating to our Business—The outbreak of the coronavirus (COVID-19) has had a material adverse effect on our business, results of operations and financial condition.”

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	Change (2019 v. 2018)
Revenue	$11,567	$-	$11,567	100%
Cost of revenue	(2,374)	-	(2,374)	100%
Gross profit	$9,193	$-	$9,193	100%
Other income	1,730	2,743	(1,013)	(37)%
Selling and marketing expenses	(218)	-	(218)	100%
General and administrative expense	(1,618,702)	(1,044,387)	(574,315)	(35)%
Net loss	$(1,607,997)	$(1,041,644)	$(566,353)	(35)%

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. The Company also started the offline adult products franchise business in fall 2019 and we generated revenue of $11,567 during the year ended December 31, 2019. We did not generate any revenues as we did not sell any products during the year December 31, 2018.

Cost of revenue

Cost of revenue was $2,374 for the year ended December 31, 2019 which was mainly comprised of the cost of products sold by the vending machines in franchised offline adult products stores. During the year ended December 31, 2018, as we did not earn any revenue, we did not incur any cost of revenue.

Other income

Other income was $1,730 for the year ended December 31, 2019 compared to $2,743 for the year ended December 31, 2018. Other income was mainly comprised of interest income received from bank deposits. The decrease of $1,013 or 37% was due to the decrease in bank deposits during the year of 2019.

Gross profit and gross margin

Gross profit for the year ended December 31, 2019 was $9,193. As a result of no revenue and cost of revenue being realized, gross profit was $nil for the year ended December 31, 2018.

Selling and marketing expense

Selling and marketing expense was $218 for the year ended December 31, 2019. As we did not earn any revenue, we did not incur any selling and marketing expense for the year ended December 31, 2018

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses increased by $574,315 or 35% from $1,044,387 to $1,618,702 for the years ended December 31, 2019 from 2018, respectively. Such increase incurred mainly because we engaged consultants to provide consulting services in connection with the reverse acquisition.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $566,353 from $1,041,644 to $1,607,997 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working capital:	2019	2018
Total current assets	$403,332	$1,592,696
Total current liabilities	(1,355,231)	970,891
Working capital (deficiency)	$(951,899)	$620,805

Cash flows:	2019	2018
Net cash (used in) operating activities	$(1,012,785)	$(787,466)
Cash (used in) provided by investing activities	(131,235)	(54,917)
Cash provided by financing activities	352,575	1,778,046
Effect of exchange rate changes on cash and cash equivalents	(7,382)	34,123
Net (decrease) increase in cash and cash equivalents	(798,827)	969,785
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of year	$171,925	$1,004,875

Operating Activities

Net cash used in operating activities was $1,012,785 for the year ended December 31, 2019, as compared to net cash used in operating activities of $787,466 for the year ended December 31, 2018. The increase in net cash used in operating activities was mainly attributable to more expenses incurred for operations during the year of 2019.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $131,235, as compared to net cash provided by investing activities of $54,917 for the year ended December 31, 2018. The increase in net cash used in investing activities was mainly attributable to the acquisition of motor vehicles during the year of 2019.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $352,575, as compared to net cash provided by investing activities of $1,778,046 for the year ended December 31, 2018. The decrease in net cash used in financing activities was because there was a capital inject of $1,778,046 (RMB12,300,000) during the year of 2018. In October 2019, the Company borrowed 352,575 (RMB2,455,000) from a related party, Shenyang Guanchen Trading Co., Ltd. The loan is due in October 2021. The loan is unsecured and non-interest bearing.

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

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the forth quarter of 2019.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

Recent accounting pronouncements adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

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

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective January 1, 2019, the Company adopted this standard resulted in the recognition of right-of-use assets of $72,188 and operating lease liabilities of $72,188 million.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

In January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805): Clarifying the Determination of Business. The Update requires that when substantially all of the fair value of the gross assets acquired (or dispose of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU on update (1) required that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim period within those periods. Early adoption of the amendments in this Update is allowed. The amendments in this Update should be applied prospectively on or after the effective date. No disclosure are required at transition. The Company adopted this pronouncement on its consolidated financial statements as of and for the year ended December 31, 2019 and 2018.

Recently issued accounting pronouncements not yet adopted

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Luboa Group, Inc. :

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Luboa Group, Inc. together with its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net loss from operations and has net cash used in operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 8 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

The Company have reorganization transactions under variable interest entity, which are described Note 1 together with the risks associated with it. Our opinion is not modified due to these transactions.

/s/ Pan-China Singapore PAC

We have served as the Company’s auditor since 2019.

Singapore

May 8, 2020

LUBOA GROUP, INC.

CONSOLIATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	171,925	970,752
Other receivables and prepayments	162,999	561,725
Inventory	4,545	-
Amount due from related parties	63,863	60,219
Total current assets	403,332	1,592,696

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	142,241	52,209
Operating lease right-of-use assets	72,188	-
Total non-current assets	214,429	52,209
Total assets	617,761	1,644,905

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	1,088,702	657,810
Accounts payable and other payables	228,088	313,081
Current operating lease liabilities	38,441	-
Total current liabilities	1,355,231	970,891

Non-current liabilities:
Non-current operating lease liabilities	33,747	-
Total non-current liabilities	33,747	-
Total liabilities	1,388,978	970,891

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at December 31, 2019 and 2018, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,510,806
Foreign currency translation reserve	40,274	39,479
Accumulated deficit	(2,595,868)	(987,871)
Total (deficit) equity	(771,217)	674,014
Total liabilities and (deficit) equity	617,761	1,644,905

The accompanying notes are an integral part of the consolidated financial statements.

LUBOA GROUP, INC.

CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$

Revenue	11,567	-
Cost of revenue	(2,374)	-
Gross profit	9,193	-

Other income (expense), net	1,730	2,743
Selling and marketing expense	(218)	-
General and administrative expense	(1,618,702)	(1,044,387)
Net loss for the year	(1,607,997)	(1,041,644)

Foreign current translation differences	795	39,479
Total comprehensive loss for the year	(1,607,202)	(1,002,165)

Basic and diluted loss per ordinary share	(0.01)	(0.01)
Weighted average number of common shares outstanding – Basic and diluted	111,600,000	111,600,000

The accompanying notes are an integral part of the consolidated financial statements.

LUBOA GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Share Capital	Additional paid in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity (Deficit)
	US$	US$	US$	US$	US$

Balance at January 1, 2018	111,600	(323,042)	-	53,774	(157,668)
Injection of share capital	-	1,778,046	-	-	1,778,046
Loss for the period	-	55,802	-	(1,041,644)	(985,842)
Foreign currency translation gain	-	-	39,479	-	39,479
Balance at December 31, 2018	111,600	1,510,806	39,479	(987,871)	674,015

Loan discharged from a shareholder	-	152,241	-	-	152,241
Loss for the period	-	9,730	-	(1,607,997)	(1,598,267)
Foreign currency translation gain	-	-	795	-	795
Balance at December 31, 2019	111,600	1,672,777	40,274	(2,595,868)	(771,216)

The accompanying notes are an integral part of the consolidated financial statements.

LUBOA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED DEEMBER 31, 2019 AND 2018

	2019	2018
	US$	US$
Cash flows from operating activities:
Net Loss	(1,607,997)	(1,041,644)

Adjustments for:
Depreciation and amortization expense	39,797	532
Changes in:
Other receivables and prepayments	395,221	(585,136)
Inventory	(4,584)	-
Accounts payable and other payables	69,323	208,709
Amount due from related parties	(4,225)	(55,258)
Amount due to related parties	99,680	685,331
Net cash (used in) operating activities	(1,012,785)	(787,466)

Cash flows from investing activities:
Acquisition of leasehold improvements, equipment and motor vehicles	(131,235)	(54,917)
Cash (used in) investing activities	(131,235)	(54,917)

Cash flows from financing activities:
Capital injection	-	1,778,046
Loan from a related party	352,575	-
Cash provided by financing activities	352,575	1,778,046

Effect of exchange rate changes on cash and cash equivalents	(7,382)	34,122

Net (decrease) increase in cash and cash equivalents	(798,827)	969,785
Cash and cash equivalents at the beginning of year	970,752	967
Cash and cash equivalents at the end of period	171,925	970,752

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	44,678	-

The accompanying notes are an integral part of the consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company’s subsidiaries are as follows:

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

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of December 31, 2019	As of December 31, 2018
Total assets	$570,316	$1,637,586
Total liabilities	1,343,045	796,303

	For the years ended December 31,
	2019	2018
Total net revenues	$11,567	$-
Net loss	(1,489,073)	(973,517)

	For the years ended December 31,
	2019	2018
Net cash (used in) operating activities	$(1,055,538)	$(745,912)
Net cash (used in) investing activities	(131,235)	(95,998)
Net cash provided by financing activities	352,575	1,778,046
Effect of exchange rate changes on cash and cash equivalents	(4,785)	33,633
Net (decrease) increase in cash and cash equivalents	(838,983)	969,769
Cash and cash equivalents at the beginning of year	970,736	967
Cash and cash equivalents at the end of year	$131,753	$970,736

The total assets of the Company’s consolidated VIE and VIE’s subsidiaries were mainly consisting of cash and cash equivalents, other receivables and prepayments, and leasehold improvements and equipment. The total liabilities of the consolidated VIE and VIE’s subsidiaries were mainly consisting of other payables and amount due to related parties. These balances have been reflected in the Company’s consolidated financial statements with intercompany transactions eliminated. Injection of share capital amounting to $1,778,046 was received during the year ended December 31, 2018.

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

The Company incurred net loss of $1,607,997 and net cash used in operating activities of $1,012,785 during the year ended December 31, 2019. The loss was mainly attributable to the expenses incurred for the consultancy services in connection with the reverse acquisition transaction amounting to $430,845 (RMB 3,000,000). As of December 31, 2019, the Company had net current liability of $951,899 and deficit on equity of $771,217. As of December 31, 2018, the Company had net current asset of $621,805 and total equity of $674,014.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at December 31, 2019 and 2018.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 and 2018.

(g)	Income Recognition

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the forth quarter of 2019

The Company adopted ASC topic 606, Revenue from Contracts with Customers (“ASC 606”), from January 1, 2018. Revenues for the year ended December 31, 2018 were presented under ASC 606, and revenues for the years ended December 31, 2017 was not adjusted and continue to be presented under ASC topic 605, Revenue Recognition (“ASC 605”). The Company’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

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

The exchange rates utilized as follows:

	2019	2018
Year-end RMB exchange rate	6.96	6.88
Annual RMB exchange rate	6.90	6.60

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

The Company’s financial instruments consist primarily of cash and cash equivalents, other receivables and prepayments, accounts payable and other payables and amount due to related parties. The carrying amount of these financial instruments approximates their fair values due to the short-term maturities of these instruments.

(m)	Inventories

Inventories consist of finished goods to be sold in the vending machines, which are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated cost of completion and the estimated costs necessary to make the sale. When inventories are sold, their carrying amount is charged to expense in the period in which the revenue is recognized. Write-downs for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs. No allowance for obsolete finished goods for the year ended December 31, 2019.

(n)	Income Taxes

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 31, 2019 and 2018. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(o)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(p)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2019, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

(q)	Share Capital

Incremental costs directly attributable to the issue of ordinary shares are recognized as a deduction from equity.

(r)	Recent accounting pronouncements

Recent accounting pronouncements adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that a company expects to be entitled to in exchange for the goods or services. To achieve this principle, a company must apply five steps including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) the company satisfies the performance obligations. Additional quantitative and qualitative disclosure to enhance the understanding about the nature, amount, timing, and uncertainty of revenue and cash flows is also required. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. The effective date of ASU 2016-10 is the same as the effective date of ASU 2014-09. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

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

ASU 2016-01 and ASU 2018-03 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of the amendment must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for amendments related to equity instruments that do not have readily determinable fair values which should be applied prospectively. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Effective January 1, 2019, the Company adopted this standard resulted in the recognition of right-of-use assets of $72,188 and operating lease liabilities of $72,188 million.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU on update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method each period presented. The Company adopted this ASU on January 1, 2018 and determined it had no impact on its consolidated financial statements as of December 31, 2019 and 2018.

In January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805): Clarifying the Determination of Business. The Update requires that when substantially all of the fair value of the gross assets acquired (or dispose of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU on update (1) required that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim period within those periods. Early adoption of the amendments in this Update is allowed. The amendments in this Update should be applied prospectively on or after the effective date. No disclosure are required at transition. The Company adopted this pronouncement on its consolidated financial statements as of and for the year ended December 31, 2019 and 2018.

Recently issued accounting pronouncements not yet adopted

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

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	2019	2018
Leasehold improvement	$11,489	$11,631
Furniture and equipment	30,162	28,193
Motor vehicles	140,556	12,896
	182,207	52,720
Less: accumulated depreciation	(39,966)	(511)
	$142,241	$52,209

Depreciation expense for the years ended December 31, 2019 and 2018 were $39,797 and $532, respectively

4.	OTHER RECEIVABLES AND PREPAYMENTS

As of December 31, 2019 and 2018, other receivables of $162,999 and $90,157, respectively comprised mainly from employees and third parties in relation to the cash advance for travelling and business expenses. The balances are unsecured, non-interest bearing and repayable on demand.

As of December 31, 2019 and 2018, prepayments of $nil and $471,568, respectively comprised mainly of prepaid expenses. The Company prepaid consultancy fee for services in connection to the reverse merger transaction to a third party during the year ended December 31, 2018.

5.	ACCOUNTS PAYABLE AND OTHER PAYABLES

Accounts payable of $2,666 consists of payables to third party for the purchase of inventories.

Other payables of $225,422 consists of cash advances due to third parties; and consultancy fee payable for services in connection to the reverse merger transaction, which includes transaction with a related party described at Note 8 (b). The balances are unsecured, non-interest bearing and repayable on demand.

6.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the years ended December 31, 2019 and 2018.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at December 31, 2019 and 2018.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the years ended December 31,
	2019	2018
PRC statutory tax rate	25%	25%
Computed expected benefits	$(401,999)	$(260,411)
Tax losses not recognized	386,615	243,394
Difference arising from differential tax rate	15,384	17,017
Income tax expense	$-	$-

	For the years ended December 31,
	2019	2018
Loss before taxes:
United States	$(31,804)	$(55,802)
Republic of Seychelles	(889)	(12,267)
Hong Kong	(84,837)	-
PRC	(1,490,467)	(973,575)
	(1,607,997)	(1,041,644)

7.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the years ended December 31, 2019 and 2018 were $41,617 and $10,968, respectively. Cash paid for the operating leases was included in the operating cash flows. As of December 31, 2019, The Company has $72,188 of right-of-use assets, $38,441 in current operating lease liabilities and $33,747 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

2019
Within 1 year	$42,420
After 1 year but within 5 years	33,952
Total lease payments	$76,372
Less: imputed interest	(4,184)
Total lease obligations	72,188
Less: current obligations	(38,441)
Long-term lease obligations	$33,747

Other information:

	For the years ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:		$
Operating cash flow from operating lease	$41,617	10,968
Right-of-use assets obtained in exchange for operating lease liabilities	44,678	-
Remaining lease term for operating lease (years)	1.75	-
Weighted average discount rate for operating lease	4.75%	-

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a) Amount due from related parties

	Relationship	2019	2018
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited (Note 1)	$6,916	$-
Guanhua International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	544	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited (Note 1)	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited (Note 1)	3,840	3,840
Zhaoming	Director of Shenyang Bangtong Logistics Limited (Note 1)	-	2,908
Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 2)	49,775	50,139
Total		$63,863	$60,219

Note 1 The balances represent paid in share capital due from shareholders. The balances due from related parties are unsecured, non-interest bearing and repayable on demand.

Note 2 The balance represents prepaid annual consultancy fee to Shenyang Zhuohong Investment Co. in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(b) Amount due to related parties

	Relationship	2019	2018
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited (Note 3)	-	$11,433
Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company (Note 3)	736,127	646,377
Shenyang Guanchen Trading Co., Ltd.	Common shareholder with Zhuohong International Development (Note 4)	352,575	-
Total		$1,088,702	$657,810

Note 3 The balances represent cash advances due to related parties or paid in share capital due from shareholders. The balances with related parties are unsecured, non-interest bearing and repayable on demand.

Note 4 The balances represent loan from related party. In October 2019, the Company borrowed 352,575 (RMB2,455,000) from Shenyang Guanchen Trading Co., Ltd.. The loan is due in October 2021. The loan is unsecured and non-interest bearing.

(c) Transaction with a related party

During the year ended December 31, 2019, the Company incurred consultancy expenses with Shenyang Zhuohong Investment Co., Ltd. of $574,460 (RMB4,000,000) for the services in connection to the reverse merger transaction. This amount was fully paid.

Additionally, the Company agreed to pay Shenyang Zhuohong Investment Co., Ltd. four installments of annual consultancy service fee of $143,615 (RMB 1,000,000) per annum beginning June 1, 2019 to June 30, 2023 in connection to the guidance and assistance on fulfilling the SEC listing requirements. Commitment is disclosed at Note 10.

9.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the years ended December 31, 2019 and 2018, the Company did not accrue any legal reserve.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

10.	COMMITMENTS

2019
Consultancy fees (i)	$590,845

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,005,305, respectively. The outstanding committed contract amount is $160,000 due to a third-party and $430,845 (RMB3,000,000) due to a related party. As of December 31, 2019, the Company prepaid $49,775 consultancy fee for January 2020 to May 2020. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of December 31, 2019 was $243,775. Future commitments more than one year as of December 31, 2019 was $347,070.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

11.	SUBSEQUENT EVENTS

The outbreak of coronavirus (COVID-19) in January 2020 resulted in interruption of commencement of tutorial classes which adversely affected the businesses significantly. Management is evaluating the impact and developing actions plan to minimize the effect of the COVID-19 pandemic and to recover business as soon as possible.

There is no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2019, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1) Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

(2) Lack of proper segregation of duties due to limited personnel.

(3) Lack of a formal review process related to financial reporting that includes multiple levels of review.

(4) Lack of trained personnel with appropriate expertise in U.S. generally accepted accounting principles.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

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

Our management does not believe that these material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the year ended December 31, 2019 to contain a material misstatement.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our director and executive officer as of the date of this report:

NAME	AGE	POSITION
Xianyi Hao	55	Chairman, President, Chief Executive Officer, Chief Financial Officer, Treasury and Secretary

Xianyi Hao. Mr. Hao has nearly 30 years’ experience in planning and management work. He has served as our Chairman, Chief Executive Officer, President and Chief Financial Officer since June 21, 2019. From November 2013 to December 2017, Mr. Hao worked at Shenyang Guanchen Trading Company as its general manager. Since January 2018, Mr. Hao has been General Manager of Shenzhen Bangtong and Chief Executive Officer of Shenyang Bangtong. Mr. Hao graduated from Liaoning University with a Bachelor’s degree of International Trade.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings with any major shareholders, customers, suppliers or others known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

Not applicable.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Composition

The board of directors is currently composed of one member, Mr. Xianyi Hao. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on June 21, 2019 and is hereby incorporated by reference into this annual report. During the fiscal year ended December 31, 2019, there were no amendments to or waivers of our Code of Ethics and Business Conduct. If we effect an amendment to, or waiver from, a provision of our Code of Business Ethics and Conduct, we intend to satisfy our disclosure requirements by describing such amendment or waiver via a current report on Form 8-K.

Section 16(A) Beneficial Ownership Reporting Compliance

As we have no classes of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xianyi Hao, CEO(1)	2019	2,933	—	—	—	—	—	—	2,933
	2018	608	—	—	—	—	—	—	608
Feng Jiang, former CEO(2)	2019	5,873	—	—	—	—	—	—	5,873
	2018	1,245	—	—	—	—	—	—	1,245
Hsin-Nan Lin, former CEO(3)	2019	—	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—	—

(1)	Mr. Hao became our Chief Executive Office on June 21, 2019. The compensation shown in this table includes the amount Mr. Hao received from our subsidiaries prior to the consummation of the Reverse Acquisition.
(2)	Mr. Jiang served as our Chief Executive Officer from January 7, 2019 until June 21, 2019. The compensation shown in this table includes the amount Mr. Jiang received from our subsidiaries prior to the consummation of the Reverse Acquisition.
(3)	Mr. Lin served as our Chief Executive Officer until January 7, 2019.

Employment Agreements

All of our employees have executed our standard employment agreements as required by the Chinese labor law. Our employment agreements with our executives provide the amount of each executive officer’s salary, title and establish their eligibility to receive a bonus. The employment agreement between Shenyang Bangtong and Mr. Hao, dated January 1, 2018, provides that Mr. Hao is employed as Shenyang Bangtong’s CEO with a two-year term of employment until December 31, 2019. Mr. Hao shall receive a monthly salary of RMB 5,000 (approximately $725) under the employment agreement. On December 31, 2019, Shenzhen Bangtong and Mr. Hao executed a substantially identical two-year employment agreement, under which Mr. Hao is employed as Shenzhen Bangtong’s CEO and shall receive a monthly salary of RMB 5,000 for the period of January 1, 2020 through December 31, 2021. He is also subject to customary confidentiality obligations under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers as of December 31, 2019.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of May 7, 2020 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 201, Building NO. 22 of Zhifu Center, Xiuzhou District, Jiaxing, Zhejiang Province, China, 314000.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Xianyi Hao, Chairman, CEO, President and CFO	Common Stock	1,380,000	1.2%
Guanhua International Limited(3)	Common Stock	7,480,000	6.7%
Zhengyu International Limited(4)	Common Stock	10,280,000	9.2%
Wanbo International Limited(5)	Common Stock	27,240,000	24.4%
Zhuohong International Development Limited(6)	Common Stock	51,471,767	46.1%
Feng Jiang	Common Stock	8,786,948	7.9%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 111,600,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of May 7, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
(3)	Chunrong Jin is the sole director of Guanhua International Limited and has voting and dispositive power of the securities held by Guanhua International Limited.
(4)	Xiaming Jin is the sole director of Zhengyu International Limited and has voting and dispositive power of the securities held by Zhengyu International Limited.
(5)	Bo Fang is the sole director of Wanbo International Limited and has voting and dispositive power of the securities held by Wanbo International Limited.
(6)	Ke Yi is the sole director of Zhuohong International Development Limited and has voting and dispositive power of the securities held by Zhuohong International Development Limited.

Changes in Control

In April 2019, we issued 100,000,000 shares of common stock to the shareholders of Bangtong International pursuant to the Exchange Agreement. All of the shares were held in escrow and deemed to be in the full control of the Company. Upon the closing of the Reverse Acquisition, these shares were delivered out of escrow to the shareholders of Bangtong International, which constituted a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Amount due from related parties

	Relationship	As of December 31, 2019
Xianyi Hao	Shareholder and Director of the Bangtong Technology International Limited (Note 1)	$6,916
Guanhua International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited (Note 1)	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited (Note 1)	3,840
Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 2)	49,775
Total		$63,863

Note 1 The balances represent paid in share capital due from shareholders. The balances due from related parties are unsecured, non-interest bearing and repayable on demand.

Note 2 The balance represents prepaid annual consultancy fee to Shenyang Zhuohong Investment Co. in connection with the guidance and assistance on fulfilling the SEC listing requirements.

Amount due to related parties

	Relationship	As of December 31, 2019
Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company (Note 3)	736,127
Shenyang Guanchen Trading Co., Ltd.	Common shareholder with Zhuohong International Development (Note 4)	352,575
Total		$1,088,702

Note 3 The balances represent cash advances due to related parties or paid in share capital due from shareholders. The balances with related parties are unsecured, non-interest bearing and repayable on demand.

Note 4 The balances represent loan from related party. In October 2019, the Company borrowed 352,575 (RMB2,455,000) from Shenyang Guanchen Trading Co., Ltd. The loan is due in October 2021. The loan is unsecured and non-interest bearing.

Other transactions

●	During the year ended December 31, 2019, the Company incurred consultancy expenses with Shenyang Zhuohong Investment Co., Ltd. of $574,460 (RMB4,000,000) for the services in connection to the reverse merger transaction. This amount was fully paid.

●	Additionally, the Company agreed to pay Shenyang Zhuohong Investment Co., Ltd. four installments of annual consultancy service fee of $143,615 (RMB 1,000,000) per annum beginning June 1, 2019 to June 30, 2023 in connection with the guidance and assistance on fulfilling the SEC listing requirements.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the Listing Rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firm:

	2019	2018

Audit fees(1)	$78,417	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$78,417	$-

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated April 1, 2019, among the Company, Bangtong International and the shareholders of Bangtong International (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019)
3.1	Amended and Restated Articles of Incorporation, filed on March 11, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on April 15, 2019)
3.2	Amended and Restated Bylaws, adopted on March 8, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on April 15, 2019)
10.1	Loan Agreement, by and among Jiaxing Bangtong and shareholders of Shenzhen Bangtong, dated November 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.2	Equity Interest Pledge Agreement, by and among Jiaxing Bangtong, Shenzhen Bangtong and shareholders of Shenzhen Bangtong, dated November 6, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.3	Power of Attorney of each shareholder of Shenzhen Bangtong, dated November 6, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.4	Spousal Consent, by the spouse of each shareholder of Shenzhen Bangtong, November 6, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.5	Exclusive Business Cooperation Agreement, by and between Jiaxing Bangtong and Shenzhen Bangtong, dated November 6, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.6	Exclusive Option Agreement, by and among Jiaxing Bangtong, Shenzhen Bangtong and shareholders of Shenzhen Bangtong, dated November 6, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.7	English Translation of Lease Agreement by and between Bangtong Technology and Jiaxing Innovation Park Development Limited, dated October 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
10.8	English Translation of Employment Contract by and between Shenyang Bangtong and Xianyi Hao, dated January 1, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2019)
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2020

LUBOA GROUP, INC.

By:	/s/ Xianyi Hao
Xianyi Hao
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Xianyi Hao	Chairman, President, Chief Executive Officer and Chief Financial Officer	May 8, 2020
Xianyi Hao	(Principal Executive Officer and Principal Financing and Accounting Officer)

