Form 10-Q
period 2020-03-31
LUBOA GROUP, INC.
filed 2020-06-26
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 25, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

EXPLANATORY NOTE

As previously disclosed on Luboa Group, Inc.’s (the “Company”) Form 8-K filed on May 13, 2020, the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2020 was delayed due to circumstances related to COVID-19 and its impact on the Company’s operations. All of the Company’s operating subsidiaries, employees, facilities and customers are located in China which has been affected by the outbreak of COVID-19 since December 2019. The COVID-19 pandemic has caused disruptions in the Company’s daily activities and impaired the Company’s ability to file the quarterly report by the original deadline of May 15, 2020. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this quarterly report.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

	March 31, 2020	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	59,392	171,925
Other receivables and prepayments	158,943	162,999
Inventory	5,060	4,545
Amount due from related parties	58,563	63,863
Total current assets	281,958	403,332

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	127,023	142,241
Operating lease right-of-use assets	61,595	72,188
Total non-current assets	188,618	214,429
Total assets	470,576	617,761

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	1,069,543	1,088,702
Accounts payable and other payables	215,202	228,088
Current operating lease liabilities	39,149	38,441
Total current liabilities	1,323,894	1,355,231

Non-current liabilities:
Non-current operating lease liabilities	22,446	33,747
Total non-current liabilities	22,446	33,747
Total liabilities	1,346,340	1,388,978

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,672,777
Foreign currency translation reserve	54,006	40,274
Accumulated deficit	(2,714,147)	(2,595,868)
Total (deficit) equity	(875,764)	(771,217)
Total liabilities and equity	470,576	617,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	For the three months ended March 31,
	2020	2019
REVENUES	$791	-

COST OF REVENUES	(384)	-

GROSS PROFIT	407	-

OPERATING EXPENSES

General and administrative	(120,300)	(653,620)
Total operating expenses	(120,300)	(653,620)

LOSS FROM OPERATIONS	(119,893)	(653,620)

OTHER INCOME, NET	1,614	527

LOSS BEFORE INCOME TAX EXPENSE	(118,279)	(653,093)

INCOME TAX EXPENSE	-	-

NET LOSS	(118,279)	(653,093)
Foreign currency translation gain	13,732	26,946
TOTAL COMPREHENSIVE LOSS	$(104,547)	(626,147)

LOSS PER SHARE
Basic and diluted	(0.00)	(0.01)
Weighted average number of shares outstanding – Basic and diluted	111,600,000	111,600,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Share Capital	Additional paid in capital	Foreign Currency Translation Reserve	Retained Deficit	Total Equity
	US$	US$	US$	US$	US$
Balance at January 1, 2020	111,600	1,672,777	40,274	(2,595,868)	(771,217)
Loss for the period	-	-	-	(118,279)	(118,279)
Other comprehensive income	-	-	13,732	-	13,732
Balance at March 31, 2020	111,600	1,672,777	54,006	(2,714,147)	(875,764)

Balance at January 1, 2019	111,600	1,510,806	39,479	(987,871)	674,014
Loan discharged from a shareholder	-	152,241	-	-	152,241
Loss for the period	-	9,730	-	(653,093)	(643,363)
Foreign currency translation gain	-	-	26,946	-	26,946
Balance at March 31, 2019	111,600	1,672,777	66,425	(1,640,964)	209,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities:
Net loss	(118,279)	(653,093)

Adjustments for:
Depreciation and amortization expense	13,057	4,219
Changes in:
Other receivables	1,387	(45,890)
Inventory	(599)	-
Prepayments	-	384,884
Account payables and other payables	(10,235)	30,216
Amount due from related parties	4,430	51,096
Amount due to related parties	(1,218)	131,858
Net cash (used in) operating activities	(111,457)	(96,710)

Cash flows from investing activities:

Acquisition of leasehold improvements, equipment and motor vehicles	-	(134,243)
Net cash (used in) investing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(1,076)	22,827

Net (decrease) in cash and cash equivalents	(112,533)	(208,126)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of year	59,392	762,626

Supplemental disclosure of non-cash investing and financing activities:

Right-of-use assets obtained in exchange for operating lease obligations	-	112,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of March 31, 2020	As of December 31, 2019
Total assets	$536,514	$570,316
Total liabilities	1,363,217	1,343,045

	For the three months ended March 31,
	2020	2019
Total net revenues	$791	$-
Net loss	(68,625)	(636,828)

	For the three months ended March 31,
	2020	2019
Net cash (used in) operating activities	$(77,399)	$(100,428)
Net cash used in investing activities	-	(130,544)
Effect of exchange rate changes on cash and cash equivalents	484	22,832
Net (decrease) in cash and cash equivalents	(76,915)	(208,140)
Cash and cash equivalents at the beginning of year	131,753	970,736
Cash and cash equivalents at the end of period	$54,838	$762,596

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

The Company incurred net loss of $118,279, net cash used in operating activities of $111,457 and shareholders’ deficit of $875,764 during the three months ended March 31, 2020.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at March 31, 2020 and December 31, 2019.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months ended March 31, 2020 and 2019.

(g)	Income Recognition

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the forth quarter of 2019. The Company also offer franchise arrangement with customers but yet generated any revenues.

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

The exchange rates utilized as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Period-end/ Year-end RMB exchange rate	7.08	6.71
Average period/annual RMB exchange rate	6.98	6.75

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2020 and 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(n)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(o)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

(p)	Share Capital

Incremental costs directly attributable to the issue of ordinary shares are recognized as a deduction from equity.

(q)	Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of March 31, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

(r)

Impact from the New Coronavirus Global Pandemic (“COVID-19”)

The current outbreak of COVID-19 had a material and adverse effect on the Company’s business operations. These included, but are not limited to, disruptions or restrictions on its ability to travel or to distribute its products, as well as temporary closures of its facilities or the facilities of the suppliers or customers. Any disruption or delay of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could significantly impact our operating results.

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	As of March 31, 2020	As of December 31, 2019
Furniture and equipment	$6,512	$11,489
Leasehold improvement	34,453	30,162
Motor vehicles	138,237	140,556
	179,202	182,207
Less: accumulated depreciation	(52,179)	(39,966)
	$127,023	$142,241

Depreciation expense for the three months ended March 31, 2020 and 2019 were $13,057 and $4,219 respectively

4.	OTHER RECEIVABLES AND PREPAYMENTS

As of March 31, 2020 and December 31, 2019, other receivables of $158,943 and $162,999, respectively comprised mainly from employees and third parties in relation to the cash advance for travelling and business expenses. The balances are unsecured, non-interest bearing and repayable on demand.

5.	ACCOUNTS PAYABLE AND OTHER PAYABLES

As of March 31, 2020 and December 31, 2019, accounts payable of $1,477 and $2,666 consists of payables to third party for the purchase of inventories.

As of March 31, 2020 and December 31, 2019, other payables of $213,725 and $225,422 consists of cash advances due to third parties; payables of rental expenses; and consultancy fee payable for services in connection to the reverse merger transaction, which includes transaction with a related party described at Note 8 (b). The balances are unsecured, non-interest bearing and repayable on demand.

6.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three ended March 31, 2020 and 2019.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at March 31, 2020 and December 31, 2019.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the three months ended March 31,
	2020	2019
PRC statutory tax rate	25%	25%

Tax losses not recognized	(21)%	(25)%
Difference arising from differential tax rate	(4)%	-%
Income tax expense	-%	-%

	For the three months ended March 31,
	2020	2019
PRC statutory tax rate	25%	25%
Computed expected benefits	$(29,570)	$(163,273)

Tax losses not recognized	25,128	163,051
Difference arising from differential tax rate	4,442	222
Income tax expense	$-	$-

	For the three months ended March 31,
	2020	2019
Loss before taxes:
United States	$-	$(15,108)
Republic f Seychelles	-	(889)
Hong Kong	(49,350)	-
PRC	(68,929)	(637,096)
	(118,279)	(653,093)

7.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the three months ended March 31, 2020 and 2019 were $10,645 and $10,497 respectively. Cash paid for the operating leases was included in the operating cash flows. As of March 31, 2020, The Company has $61,595 of right-of-use assets, $39,149 in current operating lease liabilities and $22,446 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

	For the three months ended March 31,
	2020	2019
Within 1 year	42,579	42,932
After 1 year but within 5 years	21,290	68,023
Total lease payments	63,869	110,955
Less: imputed interest	(2,274)	(8,419)
Total lease obligations	61,595	102,536
Less: current obligations	(39,149)	(39,714)
Long-term lease obligations	22,446	62,822

Other information:

	For the three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$2,579	$10,292
Remaining lease term for operating lease (years)	1.5	2.25
Weighted average discount rate for operating lease	4.75%	4.25%

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a) Amount due from related parties

	Relationship	As of March 2020	As of December 2019
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited (Note 1)	$2,678	$6,916
Guanhua International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	544	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited (Note 1)	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited (Note 1)	3,840	3,840

Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 2)	48,713	49,775
Total		$58,563	$63,863

Note 1 The balances represent paid in share capital due from shareholders. The balances due from related parties are unsecured, non-interest bearing and repayable on demand.

Note 2 The balance represents prepaid annual consultancy fee to Shenyang Zhuohong Investment Co. in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(b) Amount due to related parties

	Relationship	As of March 31, 2020	As of December 31, 2019

Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company (Note 3)	$722,784	$736,127
Shenyang Guanchen Trading Co., Ltd.	Common shareholder with Zhuohong International Development (Note 4)	346,759	352,575
Total		$1,069,543	$1,088,702

Note 3 The balances represent cash advances due to related party. The balance with related party is unsecured, non-interest bearing and repayable on demand.

Note 4 The balances represent loan from related party. In October 2019, the Company borrowed 346,759 (RMB2,455,000) from Shenyang Guanchen Trading Co., Ltd.. The loan is due in October 2021. The loan is unsecured and non-interest bearing.

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

10.	COMMITMENTS

As of March 31, 2020
Consultancy fees (i)	$583,738

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,005,305, respectively. The outstanding committed contract amount is $160,000 due to a third-party and $423,738 (RMB3,000,000) due to a related party. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of March 31, 2020 was $230,623. Future commitments more than one year as of March 31, 2020 was $353,115.

Except the above commitments and the operating lease commitment as disclosed at Note 7, there are no material commitments.

11.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from March 31, 2020 to the date of when the financial statements were issued and has determined that the Company does not have any material subsequent events to disclose in these financial statements.

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

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of e-commerce. We have officially launched our e-commerce platform in second half of 2019, Ingtona (英格多纳), but the active users are minimum. We have not yet commenced planned operations to any significant measure. Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

●	Formation of our subsidiaries;

●	Development of our business plan;

●	Research on marketing channels/strategies for our planned business; and

●	The development of our franchise business.

The accompanying financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Since late January, the COVID-19 pandemic has significantly reduced customer visits and spending in our offline stores and delayed the full launch and normal operations of our e-commerce platform. Although the Chinese government has lifted quarantines and lockdowns since late March, various restrictions and the fear of new outbreaks continue to limit the recovery of our business and customer demand for our products and services.

The Company incurred net loss of $118,279 and net cash used in operating activities of $111,457 during the three months ended March 31, 2020. As of March 31, 2020, the Company had net current liability of $1,041,936 and deficit on equity of $875,764. As of December 31, 2019, the Company had net current liability of $951,899 and deficit on equity of $771,217.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
REVENUES	$791	-

COST OF REVENUES	(384)	-

GROSS PROFIT	407	-

OPERATING EXPENSES

General and administrative	(120,300)	(638,512)
Total operating expenses	(120,300)	(638,512)

LOSS FROM OPERATIONS	(119,893)	(638,512)

OTHER INCOME, NET	1,614	527

LOSS BEFORE INCOME TAX EXPENSE	(118,279)	(637,985)

INCOME TAX EXPENSE	-	-

NET LOSS	(118,279)	(637,985)

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. However, we did not generate any revenues from our e-commerce platform as we did not sell any products on the platform during the three months period ended March 31, 2019. The Company also started the offline adult products franchise business in fall 2019 and we generated revenue of $791 during the three months period ended March 31, 2020 for selling products in our vending machines.

Since late January, the COVID-19 pandemic has significantly reduced customer visits and spending in our offline stores and delayed the full launch and normal operations of our e-commerce platform. Although the Chinese government has lifted quarantines and lockdowns since late March, various restrictions and the fear of new outbreaks continue to limit the recovery of our business and customer demand for our products and services.

Cost of revenue

Cost of revenue was $384 for the three months ended March 31, 2020 which was mainly comprised of the cost of products sold by the vending machines in offline adult products stores. During the three months ended March 31, 2019, as we did not earn any revenue, we did not incur any cost of revenue.

Gross profit and gross margin

Gross profit for the three months ended March 31, 2020 was $407. As a result of no revenue and cost of revenue being realized, gross profit was $nil for the three months ended March 31, 2019.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses decreased by $533,320 to $120,300 for the three months ended March 31, 2020 compared to 2019. Such decrease was mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition for three months ended March 31, 2020.

Net loss

As a result of the cumulative effect of the factors described above, our net loss decreased by $534,814 to $118,279 for the three months ended March 31, 2020 compared to 2019.

Liquidity and Capital Resources

Working capital:	March 31, 2020	December 31, 2019
Total current assets	$281,958	$403,332
Total current liabilities	(1,323,894)	(1,355,231)
Working capital deficiency	$(1,0041,936)	$(951,899)

Cash flows:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net cash (used in) operating activities	$(111,457)	$(96,710)
Net Cash (used in) investing activities	-	(134,243)
Net Cash (used in) financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	(1,076)	22,827
Net (decrease) increase in cash and cash equivalents	(112,533)	(208,126)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of period	$59,392	$762,626

Operating Activities

Net cash used in operating activities was $111,457 for the three months ended March 31, 2020, as compared to net cash used in operating activities of $96,710 for the three months ended March 31, 2019. The increase in net cash used in operating activities was mainly attributable to more expenses were incurred for the operation during the three months ended March 31, 2019 period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were nil and $134,243 respectively. The decrease in net cash used in investing activities was mainly attributable to the acquisition of leasehold improvements, equipment and motor vehicles incurred in the three months ended March 31, 2019.

Financing Activities

No cash was used in or provided by financing activities for the three months ended March 31, 2020 and 2019.

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

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the forth quarter of 2019. The Company also offer franchise arrangement with customers but yet generated any revenues.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of March 31, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2020 due to the following significant deficiencies:

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

Our management does not believe that these significant deficiencies had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended March 31, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 26, 2020

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

