Form 10-Q
period 2020-06-30
LUBOA GROUP, INC.
filed 2020-08-13
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

Pages
Condensed Consolidated Balance sheets as of June 30, 2020(Unaudited) and December 31, 2019 (Audited)	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-18

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

	June 30, 2020	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	33,207	171,925
Other receivables and prepayment	167,374	162,999
Inventory	3,973	4,545
Amount due from related parties	58,789	63,863
Total current assets	263,343	403,332

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	122,170	142,241
Operating lease right-of-use assets	51,276	72,188
Total non-current assets	173,446	214,429
Total assets	436,789	617,761

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	1,071,784	1,088,702
Accounts payables and other payables	256,814	228,088
Current operating lease liabilities	40,624	38,441
Total current liabilities	1,369,222	1,355,231

Non-current liabilities:
Non-current operating lease liabilities	10,652	33,747
Total non-current liabilities	10,652	33,747
Total liabilities	1,379,874	1,388,978

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,672,777
Foreign currency translation reserve	52,156	40,274
Accumulated deficit	(2,779,618)	(2,595,868)
Total deficit	(943,085)	(771,217)
Total liabilities and equity	436,789	617,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue:
Franchise revenue	6,876	-	6,876	-
Sale of products	233	-	1,024	-
Total revenue	7,109	-	7,900	-
Cost of revenue:
Franchise expenses	(972)	-	(972)	-
Cost of goods sold	(128)	-	(512)	-
Total cost of revenue	(1,100)	-	(1,484)	-
Gross profit	6,009	-	6,416	-

Other (expenses)income	(6)	439	1,608	966
General and administrative expense	(71,474)	(583,746)	(191,774)	(1,237,366)
Net loss for the year	(65,471)	(583,307)	(183,750)	(1,236,400)

Foreign current translation differences	(15,582)	(13,341)	(1,850)	13,605
Total comprehensive loss for the period	(81,053)	(596,648)	(185,600)	(1,222,795)

Basic and diluted loss per ordinary share	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of common shares outstanding – Basic and diluted	111,600,000	111,600,000	111,600,000	111,600,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Share Capital	Additional paid in capital	Foreign Currency Translation Reserve	Retained Deficit	Total Equity
	US$	US$	US$	US$	US$
Balance at January 1, 2020	111,600	1,672,777	40,274	(2,595,868)	(771,217)
Loss for the period	-	-	-	(118,279)	(118,279)
Other comprehensive income	-	-	13,732	-	13,732
Balance at March 31, 2020	111,600	1,672,777	54,006	(2,714,147)	(875,764)

Loss for the period	-	-	-	(65,471)	(65,471)
Foreign currency translation loss	-	-	(1,850)	-	(1,850)
Balance at June 30, 2020	111,600	1,672,777	52,156	(2,779,618)	(943,085)

Balance at January 1, 2019	111,600	1,510,806	39,479	(987,871)	674,014
Loan discharged from a shareholder	-	152,241	-	-	152,241
Loss for the period	-	9,730	-	(653,093)	(643,363)
Foreign currency translation gain	-	-	26,946	-	26,946

Balance at March 31, 2019	111,600	1,672,777	66,425	(1,640,964)	209,838
Loss for the period	-	-	-	(583,307)	(583,307)
Foreign currency translation loss	-	-	(13,341)	-	(13,341)
Balance at June 30, 2019	111,600	1,672,777	53,084	(2,224,271)	(386,810)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities:
Net loss	(183,750)	(1,236,400)

Adjustments for:
Depreciation and amortization expense	25,212	16,546
Changes in:
Other receivables	(1,593)	(62,530)
Inventory	509
Prepayments	(5,167)	465,268
Accounts payables	8,135
Other payables	23,246	410,787
Amount due from related parties	4,277	50,573
Amount due to related parties	(1,209)	102,263
Net cash used in operating activities	(130,340)	(253,493)

Cash flows from investing activities:

Acquisition of leasehold improvements, equipment and motor vehicles	(7,110)	(132,870)
Net cash used in investing activities	(7,110)	(132,870)

Effect of exchange rate changes on cash and cash equivalents	(1,268)	8,337

Net decrease in cash and cash equivalents	(138,718)	(378,027)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of year	33,207	592,725

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	-	112,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Luboa Group, Inc. (“LBAO” or the “Company”), formerly known as Sunrise Tours, Inc., was incorporated under the laws of the State of Nevada on March 19, 2013 (“Inception”). Before the transaction described below, LBAO is engaged in the field of developing specialized agricultural products and a carbon emission trading platform in Asia.

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

As of June 30, 2020, the Company’s subsidiaries are as follows:

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

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of June 30, 2020	As of December 31, 2019
Total assets	$537,879	$570,316
Total liabilities	(1,418,099)	(1,343,045)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total net revenues	$7,109	$-	$7,900	$-
Net loss	(41,767)	(547,695)	(110,392)	(1,184,523)

	For the six months ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(85,173)	$(257,477)
Net cash used in investing activities	(7,164)	(132,870)
Effect of exchange rate changes on cash and cash equivalents	(10,385)	10,888
Net (decrease) increase in cash and cash equivalents	(102,722)	(379,459)
Cash and cash equivalents at the beginning of year	131,753	970,736
Cash and cash equivalents at the end of period	$29,031	$591,277

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

The Company incurred net loss of $183,750 and net cash used in operating activities of $137,450 and shareholders’ deficit of $943,085 during the six months ended June 30, 2020.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at June 30, 2020 and December 31, 2019.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of leasehold improvement and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the three months and six months ended June 30, 2020 and 2019.

(g)	Income Recognition

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the forth quarter of 2019. The Company also offer franchise arrangement with customers and start generating revenues in May 2020.

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

The Company owns, franchises and operates the brand namely “Yue Se Kong Jian” vending machines which sell adults products. The franchise arrangement for the brand is documented in the form of a franchise agreement. The transaction price in a standard franchise arrangement for the brand primarily consists of initial franchise fees which include design of the store, analyzing of location of the store and initial delivery of products and vending machines to the store. These franchising activities represent as a single performance obligation and the franchise fees collected are recognized as revenue at the time the store is ready to serve its customers.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgments as it is based on either the term of the franchise agreement, or the date of products shipment to franchisee, none of which require estimation. The Company does not incur a significant amount of contract acquisition costs in conducting franchising activities. The Company’s franchising arrangements do not contain a significant financing component.

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

The exchange rates utilized as follows:

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Period-end/ Year-end RMB exchange rate	7.07	6.87
Average period/annual RMB exchange rate	7.03	6.82

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months and six months ended June 30, 2020 and 2019. The Company’s effective tax rate differs from the PRC federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment.

(n)	Comprehensive income

Comprehensive income includes net income and foreign currency translation adjustments. Comprehensive income is reported in the statements of comprehensive income.

(o)	Concentration of credit risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

(p)	Share Capital

Incremental costs directly attributable to the issue of ordinary shares are recognized as a deduction from equity.

(q)	Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of June 30, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	As of June 30, 2020	As of December 31, 2019
Furniture and equipment	$13,531	$11,489
Leasehold improvement	34,525	30,162
Motor vehicles	138,527	140,556
	186,584	182,207
Less: accumulated depreciation	(64,414)	(39,966)
	$122,170	$142,241

Depreciation expense for the three months and six months ended June 30, 2020 and 2019 were $12,155 and $25,212, $12,370 and $16,589, respectively

4.	OTHER RECEIVABLES AND PREPAYMENTS

As of June 30, 2020 and December 31, 2019, other receivables of $167,374 and $162,999, respectively comprised mainly from employees and third parties in relation to the cash advance for travelling and business expenses. The balances are unsecured, non-interest bearing and repayable on demand.

5.	ACCOUNTS PAYABLE AND OTHER PAYABLES

As of June 30, 2020 and December 31, 2019, accounts payable of $10,725 and $2,666 consists of payables to third party for the purchase of inventories.

As of June 30, 2020 and December 31, 2019, other payables of $246,089 and $225,422 consists of cash advances due to third parties; payables of rental expenses; and consultancy fee payable for services in connection to the reverse merger transaction. The balances are unsecured, non-interest bearing and repayable on demand.

6.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and six months ended June 30, 2020 and 2019.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at June 30, 2020 and December 31, 2019.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2020	2019	2019
PRC statutory tax rate	25%	25%	25%	25%
Temporary differences	-	(20)%	-	(9)%
Tax losses not recognized	(22)%	(4)%	(22)%	(15)%
Difference arising from differential tax rate	(3)%	(1)%	(3)%	(1)%
Income tax expense	-	-	-	-

	For the three months ended June 30,		For the six months ended June 30,
	2019	2019	2019	2019
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	$(16,368)	$(145,827)	$(45,938)	$(309,100)
Temporary differences	-	116,180	-	116,180
Tax losses not recognized	14,600	24,962	39,728	188,013
Difference arising from differential tax rate	1,768	4,685	6,210	4,907
Income tax expense	$-	$-	$-	$-

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Loss before taxes:
United States	$-	$(16,696)	$-	$(31,804)
Republic f Seychelles	-	(18,738)	-	(19,627)
Hong Kong	(23,700)	-	(73,050)	-
PRC	(41,771)	(547,873)	(110,700)	(1,184,969)
	$(65,471)	$(583,307)	$(183,750)	$(1,236,400)

7.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the three months and six months ended June 30, 2020 and 2019 were $10,565, $21,130, $11,406, $21,903, respectively. Cash paid for the operating leases was included in the operating cash flows. As of June 30, 2019, The Company has $51,276 of right-of-use assets, $40,624 in current operating lease liabilities and $10,6520 in non-current operating lease liabilities as of June 30, 2019.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

	For the six months ended June 30,
	2020	2019
Within 1 year	41,572	41,967
After 1 year but within 5 years	11,498	55,648
Total lease payments	53,070	97,615
Less: imputed interest	(1,794)	(4,850)
Total lease obligations	51,276	92,765
Less: current obligations	(40,624)	(40,138)
Long-term lease obligations	10,652	52,627

Other information:

	For the six months ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:		$
Operating cash flow from operating lease	21,001		11,406
Right-of-use assets obtained in exchange for operating lease liabilities	-		112,204
Remaining lease term for operating lease (years)	1.25		2.25
Weighted average discount rate for operating lease	4.75%		4.25%

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a)	Amount due from related parties

	Relationship	As of June 30, 2020	As of December 31, 2019
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited (Note 1)	$2,560	$6,916
Guanhua International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	544	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited (Note 1)	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited (Note 1)	3,840	3,840

Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 2)	49,057	49,775
Total		$58,789	$63,863

Note 1 The balances represent paid in share capital due from shareholders. The balances due from related parties are unsecured, non-interest bearing and repayable on demand.

Note 2 The balance represents prepaid annual consultancy fee to Shenyang Zhuohong Investment Co. in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(b) Amount due to related parties

	Relationship	As of June 30, 2020	As of December 31, 2019

Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company (Note 3)	$724,298	$736,127
Shenyang Guanchen Trading Co., Ltd.	Common shareholder with Zhuohong International Development (Note 4)	347,486	352,575
Total		$1,071,784	$1,088,702

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

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months and six months ended June 30, 2020 and 2019, the Company did not accrue any legal reserve.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

10.	COMMITMENTS

As of June 30, 2020
Consultancy fees (i)	$584,328

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,017,688, respectively. The outstanding committed contract amount is $160,000 due to a third-party and $424,328 due to a related party. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of June 30, 2020 was $301,443. Future commitments more than one year as of June 30, 2019 was $282,885.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

11.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from June 30, 2020 to the date of when the financial statements were issued and has determined that the Company does not have any material subsequent events to disclose in these financial statements.

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

The Company incurred net loss of $183,750, net cash used in operating activities was $137,450, and shareholders’ deficit was $943,085 during the six months ended June 30, 2020.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended June 30, 2020 and 2019.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Change
Revenue
Franchise revenue	$6,876	$-	$6,876
Sale of products	233	-	233
Total revenue	7,109	-	7,109
Cost of revenue:
Franchise expenses	(972)	-	(972)
Cost of goods sold	(128)	-	(128)
Total cost of revenue	(1,100)	-	(1,100)
Gross profit	6,009	-	6,009

Other (expenses)income	(6)	439	(445)
General and administrative expense	(71,474)	(583,746)	512,272
Net loss	(65,471)	$(583,307)	$517,836

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. However, we did not generate any revenues from our e-commerce platform as we did not sell any products on the platform during the three months period ended June 30, 2020 and 2019. The Company also started the offline adult products franchise business in fall 2019 and we generated revenue of $6,876 for franchise revenue and $233 for selling products in our vending machines during the three months period ended June 30, 2020.

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

Cost of revenue

Cost of revenue was $1,100 for the three months ended June 30, 2020 which was mainly comprised of the franchise expenses amounted $972 and cost of products sold by the vending machines in offline adult products stores amounted $128. During the three months ended June 30, 2019, as we did not earn any revenue, we did not incur any cost of revenue.

Gross profit and gross margin

Gross profit for the three months ended June 30, 2020 was $6,009. As a result of no revenue and cost of revenue being realized, gross profit was $nil for the three months ended June 30, 2019.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses decreased by $512,272 to $71,474 for the three months ended June 30, 2020 from 2019. Such decrease incurred was mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition for the three months ended June 30, 2019.

Net loss

As a result of the cumulative effect of the factors described above, our net loss decreased by $517,836 to $65,471 for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the six months ended June 30, 2020 and 2019.

	Six months ended June 30, 2020	Six months ended June 30, 2019	Change
Revenue
Franchise revenue	$6,876	$-	6,876
Sale of products	1,024	-	1,024
Total revenue	7,900	-	7,900
Cost of revenue:
Franchise expenses	(972)	-	(972)
Cost of goods sold	(512)	-	(512)
Total cost of revenue	(1,484)	-	(1,484)
Gross profit	6,416	-	$6,416

Other income	1,608	966	642
General and administrative expense	(191,774)	(1,237,366)	1,045,592
Net loss	$(183,750)	$(1,236,400)	$1,052,650

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. However, we did not generate any revenues from our e-commerce platform as we did not sell any products on the platform during the six months period ended June 30, 2020 and 2019. The Company also started the offline adult products franchise business in fall 2019 and we generated revenue of $6,876 for franchise revenue and $1,024 for selling products in our vending machines during the six months period ended June 30, 2020.

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

Cost of revenue

Cost of revenue was $1,484 for the six months ended June 30, 2020 which was mainly comprised of the franchise expenses amounted $972 and cost of products sold by the vending machines in offline adult products stores amounted $512. During the three months ended June 30, 2019, as we did not earn any revenue, we did not incur any cost of revenue.

Gross profit and gross margin

Gross profit for the six months ended June 30, 2020 was $6,416. As a result of no revenue and cost of revenue being realized, gross profit was $nil for the six months ended June 30, 2019.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses decreased by $1,045,592 to $191,774 for the six months ended June 30, 2020 from the same period of 2019. Such decrease incurred was mainly because we engaged consultants to provide consulting services in connection with the Reverse Acquisition for the six months ended June 30, 2019.

Net loss

As a result of the cumulative effect of the factors described above, our net loss decreased by $1,052,650 to $183,750 for the six months ended June 30, 2020.

Liquidity and Capital Resources

Working capital:	June 30, 2020	June 30, 2019
Total current assets	$263,343	$765,546
Total current liabilities	1,369,222	1,360,340
Working capital deficiency	$(1,105,879)	$(594,794)

As of June 30, 2020, we had cash and cash equivalents of $33,207. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties. The following table provides detailed information about our net cash flows for the six months ended June 30, 2020 and 2019:

Cash flows:	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net cash used in operating activities	$(130,340)	$(253,493)
Net cash used in investing activities	(7,110)	(132,870)
Effect of exchange rate changes on cash and cash equivalents	(1,268)	8,337
Net decrease in cash and cash equivalents	(138,718)	(378,027)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of year	$33,207	$592,725

Operating Activities

Net cash used in operating activities was $130,340 for the six months ended June 30, 2020, as compared to net cash used in operating activities of $253,493 for the six months ended June 30, 2019. The decrease in net cash used in operating activities was mainly attributable to less expenses incurred for the operation during the 2020 period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $7,110, as compared to $132,870 for the six months ended June 30, 2019. The decrease in net cash used in investing activities was mainly attributable to the acquisition of leasehold improvements, equipment and motor vehicles in six months ended June 30, 2019.

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

Recognition of Revenue

The Company offers an online marketplace through its e-commerce platform that enables third-party sellers to sell their products to consumers. The e-commerce platform has yet been launched and the Company has not yet generated any revenues. The Company also started the vending machine business and generating revenue in the fourth quarter of 2019. The Company also offer franchise arrangement with customers and start generating revenues in May 2020.

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

The Company owns, franchises and operates the brand namely “Yue Se Kong Jian” vending machines which sell adults products. The franchise arrangement for the brand is documented in the form of a franchise agreement. The transaction price in a standard franchise arrangement for the brand primarily consists of initial franchise fees which include design of the store, analyzing of location of the store and initial delivery of products and vending machines to the store. These franchising activities represent as a single performance obligation and the franchise fees collected are recognized as revenue at the time the store is ready to serve its customers.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgments as it is based on either the term of the franchise agreement, or the date of products shipment to franchisee, none of which require estimation. The Company does not incur a significant amount of contract acquisition costs in conducting franchising activities. The Company’s franchising arrangements do not contain a significant financing component.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of June 30, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2020 due to the following significant deficiencies:

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

Our management does not believe that these significant deficiencies had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended June 30, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2020

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

