Form 10-Q
period 2020-09-30
LUBOA GROUP, INC.
filed 2020-11-20
CIK 1586452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	111,600,000

LUBOA GROUP, INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

	September 30, 2019	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	20,996	171,925
Other receivables and prepayments	172,170	162,999
Inventory	4,133	4,545
Amount due from related parties	60,690	63,863
Total current assets	257,989	403,332

Non-current assets:
Leasehold improvements, equipment and motor vehicles, net	116,317	142,241
Operating lease right-of-use assets	41,524	72,188
Total non-current assets	157,841	52,209
Total assets	415,830	617,761

LIABILITIES AND EQUITY
Current liabilities:
Amount due to related party	1,115,348	1,088,702
Accounts payables and other payables	282,961	228,088
Current operating lease liabilities	41,524	38,441
Total current liabilities	1,439,833	1,355,231

Non-current liabilities:
Non-current operating lease liabilities	-	33,747
Total non-current liabilities	-	33,747
Total liabilities	1,439,833	1,388,978

Commitments and contingencies

Equity:
Share capital ($0.001 par value, 111,600,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	111,600	111,600
Additional paid in capital	1,672,777	1,672,777
Foreign currency translation reserve	15,402	40,274
Accumulated deficit	(2,823,782)	(2,595,868)
Total (deficit) equity	(1,024,003)	(771,217)
Total liabilities and equity	415,830	617,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$
Revenue:
Franchise revenue	-	-	6,913	-
Sale of products	-	-	1,030	-
Total revenue	-	-	7,943	-
Cost of revenue:
Franchise expenses	-	-	(977)	-
Cost of goods sold	-	-	(515)	-
Total cost of revenue	-	-	(1,492)	-
Gross profit	-	-	6,451	-

Other (expenses)income	2,869	94	4,477	1,060
General and administrative expense	(47,033)	(191,717)	(238,842)	(1,429,083)
Net loss for the year	(44,164)	(191,623)	(227,914)	(1,428,023)

Foreign current translation differences	(36,754)	(19,212)	(24,872)	32,817
Total comprehensive loss for the period	(80,918)	(172,411)	(252,786)	(1,395,206)

Basic and diluted loss per ordinary share	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common shares outstanding – Basic and diluted	111,600,000	111,600,000	111,600,000	111,600,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Share Capital	Additional paid in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity (Deficit)
	US$	US$	US$	US$	US$

Balance at January 1, 2020	111,600	1,672,777	40,274	(2,595,868)	(771,217)
Loss for the period	-	-	-	(118,279)	(118,279)
Foreign currency translation gain	-	-	13,732	-	13,732
Balance at March 31, 2020	111,600	1,672,777	54,006	(2,714,147)	(875,764)

Loss for the period	-	-	-	(65,471)	(65,471)
Foreign currency translation loss	-	-	(1,850)	-	(1,850)
Balance at June 30, 2020	111,600	1,672,777	52,156	(2,779,618)	(943,085)

Loss for the period	-	-	-	(44,164)	(44,164)
Foreign currency translation gain	-	-	(36,754)	-	(36,754)
Balance at September 30, 2020	111,600	1,672,777	15,402	(2,823,782)	(1,024,003)

	Share Capital	Additional paid in Capital	Foreign Currency Translation Reserve	Accumulated Deficit	Total Equity (Deficit)
	US$	US$	US$	US$	US$

Balance at January 1, 2019	111,600	1,510,806	39,479	(987,871)	674,014
Loan discharged from a shareholder	-	152,241	-	-	152,241
Loss for the period	-	9,730	-	(653,093)	(643,363)
Foreign currency translation gain	-	-	26,946	-	26,946
Balance at March 31, 2019	111,600	1,672,777	66,425	(1,640,964)	209,838

Loss for the period	-	-	-	(583,307)	(583,307)
Foreign currency translation loss	-	-	(13,341)	-	(13,341)
Balance at June 30, 2019	111,600	1,672,777	53,084	(2,224,271)	(386,810)

Loss for the period	-	-	-	(191,623)	(191,623)
Foreign currency translation gain	-	-	19,212	-	19,212
Balance at September 30, 2019	111,600	1,672,777	72,296	(2,415,894)	(559,221)

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
	US$	US$
Cash flows from operating activities:
Loss before tax	(227,914)	(1,428,023)

Adjustments for:
Depreciation and amortization expense	35,825	28,750
Changes in:
Other receivables and prepayments	(4,884)	387,128
Inventories	512	-
Accounts payables and other payables	49,719	413,703
Amount due from related parties	4,476	(56,474)
Amount due to related parties	(986)	92,240
Net cash used in operating activities	(143,252)	(562,676)

Cash flows from investing activities:

Acquisition of leasehold improvements, equipment and motor vehicles	(7,148)	(132,104)

Cash used in investing activities	(7,148)	(132,104)

Effect of exchange rate changes on cash and cash equivalents	(529)	(582)

Net decrease in cash and cash equivalents	(150,929)	(695,362)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of period	20,996	275,390

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	29,732	112,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

LUBOA GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the consolidated VIE structured by the Contractual Agreements and its subsidiaries taken as a whole, which were included in the Company’s condensed consolidated financial statements with intercompany transactions eliminated:

	As of September 30, 2020	As of December 31, 2019
Total assets	$546,003	$570,316
Total liabilities	(1,493,273)	(1,343,045)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Total net revenues	$-	$-	$7,943	$-
Net loss	(28,784)	(157,573)	(139,176)	(1,184,523)

	For the nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(104,589)	$(635,589)
Net cash used in investing activities	(7,148)	(132,104)
Effect of exchange rate changes on cash and cash equivalents	869	2,390
Net decrease in cash and cash equivalents	(110,868)	(765,303)
Cash and cash equivalents at the beginning of year	131,753	970,736
Cash and cash equivalents at the end of period	$20,885	$205,433

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

The Company incurred net loss of $227,914 and net cash used in operating activities of $143,252 and shareholders’ deficit $1,024,003 for the nine months ended September 30, 2020.

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

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents relate to cash on hand and cash at bank at September 30, 2020 and December 31, 2019.

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

The exchange rates utilized as follows:

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
Period-end/ Year-end RMB exchange rate	6.79	7.15
Average period/annual RMB exchange rate	6.99	7.01

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(j)	Foreign Currency Risk

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of September 30, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

3.	LEASEHOLD IMPROVEMENT, EQUIPMENT AND MOTOR VEHICLES, NET

	As of September 30, 2020	As of December 31, 2019
Leasehold improvement	$14,078	$11,489
Furniture and equipment	35,921	30,162
Motor vehicles	144,127	140,556
	194,126	182,207
Less: accumulated depreciation	(77,809)	(39,966)
	$116,317	$142,241

Depreciation expense for the three months and nine months ended September 30, 2020 and 2019 were $10,613 and $35,825, $12,029 and $28,618, respectively

4.	OTHER RECEIVABLES AND PREPAYMENTS

As of September 30, 2020 and December 31, 2019, other receivables of $172,170 and $162,999, respectively comprised mainly from employees and third parties in relation to the cash advance for travelling and business expenses. The balances are unsecured, non-interest bearing and repayable on demand.

5.	ACCOUNTS PAYABLE AND OTHER PAYABLES

As of September 30, 2020 and December 31, 2019, accounts payable of $473 and $2,666 consists of payables to third party for the purchase of inventories.

As of September 30, 2020 and December 31, 2019, other payables of $282,487 and $225,422 consists of cash advances due to third parties; payables of rental expenses; and consultancy fee payable for services in connection to the reverse merger transaction. The balances are unsecured, non-interest bearing and repayable on demand.

6.	INCOME TAXES

The Company was incorporated under the laws of the State of Nevada and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the three and nine months ended September 30, 2020 and 2019.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company did not record deferred tax asset at September 30, 2020 and December 31, 2019.

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

The reconciliation of income taxes computed at the PRC federal statutory tax rate applicable to the PRC, to income tax expenses are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
PRC statutory tax rate	25%	25%	25%	25%
Temporary differences	-	(2)%	-	(8)%
Tax losses not recognized	(22)%	(19)%	(22)%	(15)%
Difference arising from differential tax rate	(3)%	(4)%	(3)%	(2)%
Income tax expense	0%	0%	0%	0%

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
PRC statutory tax rate	25%	25%	25%	25%
Computed expected benefits	$(11,040)	$(47,906)	$(56,978)	$(357,006)
Temporary differences	-	3,442	-	119,622
Tax losses not recognized	9,734	35,952	49,462	216,014
Difference arising from differential tax rate	1,306	8,512	7,516	21,370
Income tax expense	$-	$-	$-	$-

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Loss before taxes:
United States	$-	$(34,049)	$-	$(65,853)
Republic of Seychelles	-	-	-	(19,627)
Hong Kong	(15,379)	-	(88,429)	-
PRC	(28,785)	(157,574)	(139,485)	(1,342,543)
	191,623	(191,623)	(227,914)	(1,428,023)

7.	LEASES

The adoption of the new lease guidance did not have a material impact on the Company’s results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The company has leases for the office in Jiaxing, the PRC, under operating leases expiring in September 2021, which is classified as operating leases. There are no residual value guarantees and no restrictions or covenants imposed by the leases. Rent expense for the three months and nine months ended September 30, 2020 and 2019 were $10,735, $31,865, $13,769, $35,672, respectively. Cash paid for the operating leases was included in the operating cash flows. As of September 30, 2020, The Company has $41,524 of right-of-use assets, $41,524 in current operating lease liabilities and Nil in non-current operating lease liabilities as of September 30, 2020.

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

The Company’s future minimum payments under long-term non-cancelable operating leases are as follows:

As of September 30, 2020
Within 1 year	$44,355
After 1 year but within 5 years	-
Total lease payments	$44,355
Less: imputed interest	(2,831)
Total lease obligations	41,524
Less: current obligations	(41,524)
Long-term lease obligations	$-

Other information:

	For the nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating lease	$31,671	$2,567
Right-of-use assets obtained in exchange for operating lease liabilities	29,732	112,204
Remaining lease term for operating lease (years)	1	2
Weighted average discount rate for operating lease	4.75%	4.25%

8.	RELATED PARTIES TRANSACTIONS

The Company had the following balances and transactions with related parties:

(a) Amount due from related parties

	Relationship	As of September 30, 2020	As of December 31, 2019
Haoxianyi	Shareholder and Director of the Bangtong Technology International Limited (Note 1)	$2,660	$6,916
Guanhua International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	544	544
Zhengyu International Limited	Shareholder of the Bangtong Technology International Limited (Note 1)	748	748
Wanbo International Limited	Shareholder of Bangtong Technology International Limited (Note 1)	2,040	2,040
Zhuohong International Development	Shareholder of Bangtong Technology International Limited (Note 1)	3,840	3,840
Shenyang Zhuohong Investment Co., Ltd.	Common shareholder with Zhuohong International Development (Note 2)	51,040	49,775
Total		$60,872	$63,863

Note 1 The balances represent paid in share capital due from shareholders. The balances due from related parties are unsecured, non-interest bearing and repayable on demand.

Note 2 The balance represents prepaid annual consultancy fee to Shenyang Zhuohong Investment Co. in connection to the guidance and assistance on fulfilling the SEC listing requirements.

(b) Amount due to related parties

	Relationship	As of September 30, 2020	As of December 31, 2019

Shenyang Bangtong Science & Technology Co., Ltd.	Common shareholder with the Company (Note 3)	$753,579	$736,127
Shenyang Guanchen Trading Co., Ltd.	Common shareholder with Zhuohong International Development (Note 4)	361,533	352,575
Total		$1,115,112	$1,088,702

Note 3 The balances represent cash advances due to related party. The balance with related party is unsecured, non-interest bearing and repayable on demand.

Note 4 The balances represent loan from related party. In October 2019, the Company borrowed 361,533 (RMB2,455,000) from Shenyang Guanchen Trading Co., Ltd.. The loan is due in October 2021. The loan is unsecured and non-interest bearing.

9.	RESERVES

(a)	Legal reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months and nine months ended September 30, 2020 and 2019, the Company did not accrue any legal reserve.

(b)	Currency translation reserve

The currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

10. COMMITMENTS

As of September 30, 2020
Consultancy fees (i)	$584,328

(i)	Commitment of consultancy fees consist of two non-cancelable consultancy service agreements entered into with a third-party and a related party (Shenyang Zhuohong Investment Co., Ltd.) for the provision of services related to the US listing with the contract amount of $750,000 and $1,017,688, respectively. The outstanding committed contract amount is $160,000 due to a third-party and $424,328 due to a related party. The terms of the agreements are for periods of one year to four years through June 2023. Future commitments within one year as of September 30, 2020 was $301,443. Future commitments more than one year as of September 30, 2020 was $282,885.

Except the above commitments and the operating lease commitment as disclosed at Note 6, there are no material commitments.

11.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations from September 30, 2020 to the date of when the financial statements were issued and has determined that the Company does not have any material subsequent events to disclose in these financial statements.

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

On April 1, 2019, we entered into a share exchange agreement with Bangtong Technology International Limited, a Republic of Seychelles company (“Bangtong International”) and holders of all outstanding capital stock of Bangtong International, pursuant to which on June 21, 2019, we acquired 100% of the outstanding capital stock of Bangtong International, and in exchange, we issued to the former shareholders of Bangtong International an aggregate of 100,000,000 shares of the Company’s common stock. As a result, Bangtong International became our wholly-owned subsidiary and the former shareholders of Bangtong International became the holders of approximately 89.6% of our issued and outstanding capital stock on a fully-diluted basis. On the same date, Mr. Feng Jiang resigned from his positions of President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors. Mr. Xianyi Hao was appointed as our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors.

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of e-commerce. We have officially launched our e-commerce platform, Ingtona (英格多纳), in the second half of 2019, but the active users are minimum. We have not yet commenced planned operations to any significant measure. Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

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

The Company incurred net loss of $252,786 and net cash used in operating activities of $143,252 and shareholders’ deficit of $1,024,003 during the nine months ended September 30, 2020.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended September 30, 2020 and 2019.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Change
Revenue
Franchise revenue	$-	$-	$-
Sale of products	-	-	-
Total revenue	-	-	-
Cost of revenue:
Franchise expenses	-	-	-
Cost of goods sold	-	-	-
Total cost of revenue	-	-	-
Gross profit	-	-	-

Other (expenses)income	2,869	94	2,775
General and administrative expense	(47,033)	(191,717)	144,684
Net loss	(44,164)	$(191,623)	$147,459

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. However, we did not generate any revenues from our e-commerce platform as we did not sell any products on the platform during the three months period ended September 30, 2020 and 2019. The Company also started the offline adult products franchise business in fall 2019, but we did not generate any revenue for the three months period ended September 30, 2020 from the offline franchise business.

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

Cost of revenue

During the three months ended September 30, 2020 and 2019, we did not earn any revenue, and thus we did not incur any cost of revenue.

Gross profit and gross margin

As a result of no revenue and cost of revenue being realized, gross profit was $nil for the three months ended September 30, 2020 and 2019.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses decreased to $47,033 from $191,717 for the three months ended September 30, 2020 compared to the same period of 2019. Such decrease mainly because we managed to reduce operating activities to control the cost incurred.

Net loss

As a result of the cumulative effect of the factors described above, our net loss decreased by $147,459 to $44,164 for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Change
Revenue
Franchise revenue	$6,913	$-	6,913
Sale of products	1,030	-	1,030
Total revenue	7,943	-	7,943
Cost of revenue:
Franchise expenses	(977)	-	(977)
Cost of goods sold	(515)	-	(515)
Total cost of revenue	(1,492)	-	(1,492)
Gross profit	6,451	-	$6,451

Other income	4,477	1,060	3,417
General and administrative expense	(238,842)	(1,429,083)	1,190,241
Net loss	$(227,914)	$(1,428,023)	$1,200,109

Revenue

We are developing our e-commerce platform which will serve consumers through our retail website that enables third-party sellers to sell their products on the online marketplace. Our platform was launched in the second half of 2019 and we expect to start generating revenues from our e-commerce business during the 2020 fiscal year. However, we did not generate any revenues from our e-commerce platform as we did not sell any products on the platform during the nine months period ended September 30, 2020 and 2019. The Company also started the offline adult products franchise business in fall 2019 and we generated revenue of $6,913 for franchise revenue and $1,030 for selling products in our vending machines during the nine months period ended September 30, 2020.

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

Cost of revenue

Cost of revenue was $1,492 for the nine months ended September 30, 2020 which was mainly comprised of the franchise expenses amounted $977 and cost of products sold by the vending machines in offline adult products stores amounted $515. During the nine months ended September 30, 2019, as we did not earn any revenue, we did not incur any cost of revenue.

Gross profit and gross margin

Gross profit for the nine months ended September 30, 2020 was $6,416. As a result of no revenue and cost of revenue being realized, gross profit was $nil for the nine months ended September 30, 2019.

General and administrative expense

Our general and administrative expense consists primarily of salary expense, travelling expenses, as well as consultancy fees. Our general and administrative expenses decreased by $1,190,241 to $238,842 for the nine months ended September 30, 2020 from 2019. Such decrease mainly because we managed to reduce operating activities to control the cost incurred.

Net loss

As a result of the cumulative effect of the factors described above, our net loss increased by $1,200,109 to $227,914 for the nine months ended September 30, 2020 from 2019.

Liquidity and Capital Resources

Working capital:	September 30, 2020	September 30, 2019
Total current assets	$257,989	$556,923
Total current liabilities	1,439,833	1,306,106
Working capital deficiency	$(1,181,844)	$(749,183)

As of September 30, 2020, we had cash and cash equivalents of $20,996. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2020 and 2019:

Cash flows:	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net cash used in operating activities	$(143,252)	$(562,676)
Cash used in investing activities	(7,148)	(132,104)
Effect of exchange rate changes on cash and cash equivalents	(529)	(582)
Net decrease in cash and cash equivalents	(150,929)	(695,362)
Cash and cash equivalents at the beginning of year	171,925	970,752
Cash and cash equivalents at the end of period	$20,996	$275,390

Operating Activities

Net cash used in operating activities was $143,252 for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $562,676 for the nine months ended September 30, 2019. The decrease in net cash used in operating activities was mainly attributable to less expenses incurred for the operation during the 2020 period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $7,148, as compared to net cash provided by investing activities of $132,104 for the nine months ended September 30, 2019. The decrease in net cash used in investing activities was mainly attributable to the acquisition of leasehold improvements, equipment and motor vehicles in nine months ended September 30, 2019.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2020, substantially all of the Company’s cash and cash equivalents were deposited with financial institutions with high-credit ratings and quality.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt ASU 2016-02 in the first quarter of fiscal year 2019. Adoption of this standard resulted in the recognition of right-of-use assets and operating lease liabilities. As of September 30, 2020, the adoption of this standard did not have a material impact on the Company’s operating results or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2020 due to the following significant deficiencies:

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

Our management does not believe that these significant deficiencies had a material effect on our financial condition or results of operations or caused our financial statements as of and for the quarter ended September 30, 2020 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 20, 2020

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

